Form 10-Q
period 2022-04-30
HashiCorp, Inc.
filed 2022-06-09
CIK 1720671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO Commission File Number: 001-41121

HashiCorp, Inc. (Exact name of Registrant as specified in its charter)
Delaware		32-0410665
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
101 Second Street, Suite 700 San Francisco, CA 94105 (Address of principal executives offices, including zip code) (415) 301-3250 (Registrant's telephone number including area code)
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

As of June 2, 2022, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 39,446,890 and 144,936,998, respectively.

HashiCorp, Inc.

Form 10-Q

For the Quarterly Period Ended April 30, 2022

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Consolidated Balance Sheets as of April 30, 2022 and January 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operation for the Three Months Ended April 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended April 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2022 and 2021	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
	Special Note Regarding Forward-Looking Statements	16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
Part II.	Other Information	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
	Signatures	72

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HASHICORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30, 2022	January 31, 2022

Assets
Current assets
Cash and cash equivalents	$1,340,900	$1,355,828
Accounts receivable, net	89,944	126,812
Deferred contract acquisition costs	32,200	32,205
Prepaid expenses and other current assets	19,304	17,744
Total current assets	1,482,348	1,532,589
Deferred contract acquisition costs, non-current	63,205	57,126
Other assets, non-current	34,829	33,960
Total assets	$1,580,382	$1,623,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,565	$14,267
Accrued expenses and other current liabilities	10,001	7,672
Accrued compensation and benefits	50,611	56,939
Deferred revenue	204,428	206,416
Customer deposits	23,655	23,383
Total current liabilities	298,260	308,677
Deferred revenue, non-current	15,500	16,873
Other liabilities, non-current	15,008	15,834
Total liabilities	328,768	341,384
Commitments and contingencies (note 8)
Stockholders’ equity
Class A common stock, par value of $0.000015 per share; 1,000,000,000 and 1,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; 35,143,574 and 30,596,695 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000,000 and 200,000,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; 148,564,081 and 151,569,865 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	2	2
Additional paid-in capital	1,835,930	1,788,390
Accumulated deficit	(584,319)	(506,102)
Total stockholders’ equity	1,251,614	1,282,291
Total liabilities and stockholders’ equity	$1,580,382	$1,623,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
License	$10,344	$10,160
Support	79,208	52,730
Cloud-hosted services	8,832	2,580
Total subscription revenue	98,384	65,470
Professional services	2,513	1,442
Total revenue	100,897	66,912
Cost of revenue:
Cost of license	393	85
Cost of support	10,838	8,442
Cost of cloud-hosted services	4,830	2,571
Total cost of subscription revenue	16,061	11,098
Cost of professional services	3,328	1,578
Total cost of revenue	19,389	12,676
Gross profit	81,508	54,236
Operating expenses:
Sales and marketing	80,252	38,876
Research and development	47,175	18,134
General and administrative	32,523	12,642
Total operating expenses	159,950	69,652
Loss from operations	(78,442)	(15,416)
Other income, net	510	94
Loss before income taxes	(77,932)	(15,322)
Provision for income taxes	285	264
Net loss	$(78,217)	$(15,586)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.43)	$(0.24)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	182,947,630	65,670,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended April 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 31, 2022	-	$-	182,166,560	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	-	-	838,725	-	521	-	521
Vesting of early exercised stock options	-	-	-	-	3	-	3
Issuance of common stock upon settlement of restricted stock units	-	-	710,165	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(7,795)	-	(125)	-	(125)
Stock-based compensation	-	-	-	-	47,141	-	47,141
Net loss	-	-	-	-	-	(78,217)	(78,217)
Balance as of April 30, 2022	-	$-	183,707,655	$3	$1,835,930	$(584,319)	$1,251,614

	Three Months Ended April 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 31, 2021	94,127,984	$349,113	65,577,877	$1	$94,159	$(215,964)	$(121,804)
Issuance of common stock upon exercise of stock options	-	-	841,169	-	1,851	-	1,851
Vesting of early exercised stock options	-	-	-	-	9	-	9
Issuance of common stock for restricted stock awards	-	-	5,314	-	-	-	-
Stock-based compensation	-	-	-	-	1,726	-	1,726
Net loss	-	-	-	-	-	(15,586)	(15,586)
Balance as of April 30, 2021	94,127,984	$349,113	66,424,360	$1	$97,745	$(231,550)	$(133,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(78,217)	$(15,586)
Adjustments to reconcile net loss to cash from operating activities:	-	-
Stock-based compensation expense, net of amounts capitalized	46,259	1,726
Depreciation and amortization expense	906	435
Non-cash operating lease cost	705	540
Other	(19)	9
Changes in operating assets and liabilities:
Accounts receivable	36,887	36,991
Deferred contract acquisition costs	(6,074)	(5,489)
Prepaid expenses and other assets	(1,552)	(3,007)
Accounts payable	(4,702)	1,003
Accrued expenses and other liabilities	1,506	(1,071)
Accrued compensation and benefits	(6,328)	(2,421)
Deferred revenue	(3,361)	(8,304)
Customer deposits	271	(2,468)
Net cash (used in) provided by operating activities	(13,719)	2,358
Cash flows from investing activities
Purchases of property and equipment	(13)	(2)
Capitalized internal-use software	(1,592)	(1,385)
Net cash used in investing activities	(1,605)	(1,387)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(125)	-
Proceeds from issuance of common stock upon exercise of stock options	521	1,851
Net cash provided by financing activities	396	1,851
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,928)	2,822
Cash, cash equivalents, and restricted cash beginning of period	1,357,613	272,576
Cash, cash equivalents, and restricted cash end of period	$1,342,685	$275,398
Supplemental disclosure of cash flow information
Cash paid for income taxes	$215	$122
Cash paid for operating lease liabilities	$935	$765
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$882	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Description of Business

HashiCorp, Inc., (“HashiCorp” or the “Company”) was incorporated in Delaware in May 2013. The Company is headquartered in San Francisco, California and has wholly owned subsidiaries around the world. The Company’s foundational technologies solve the core infrastructure challenges of cloud adoption by enabling an operating model that unlocks the full potential of modern public and private clouds. The Company’s cloud operating model provides consistent workflows and a standardized approach to automating the critical processes involved in delivering applications in the cloud: infrastructure provisioning, security, networking, and application deployment. The Company’s primary commercial products are HashiCorp Terraform, Vault, Consul, and Nomad. The Company’s software is predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. The Company also offers a fully-managed cloud platform for multiple products that further accelerates enterprise cloud migration by addressing resource and skills gaps, improving operational efficiency, and speeding up deployment time for customers. Additionally, the Company provides premium support and services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") and include the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed balance sheet data as of January 31, 2022 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”), but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “fiscal 2022 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended April 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or any other period.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include the determination of standalone selling prices of the Company’s performance obligations, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, software development costs, discount rates used for operating leases and accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions.. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

Restricted Cash

Restricted cash constitutes letters of credit established according to the requirements under certain non-cancellable operating lease agreements and is included in other assets, non-current in the consolidated balance sheets. As of April 30, 2022 and January 31, 2022, the Company maintained $1.8 million and $1.8 million in restricted cash, respectively.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the fiscal 2022 Form 10-K that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate ("SOFR"). The adoption of this guidance did not have a material effect on the Company's results of operations, financial condition or cash flows.

3. Revenue and Performance Obligations

Disaggregation of revenue

The following table presents revenue by category (dollars in thousands):

	Three Months Ended April 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue

License	$10,344	10%	$10,160	15%
Support	79,208	79	52,730	79
Cloud-hosted services	8,832	9	2,580	4
Total subscription revenue	98,384	98	65,470	98
Professional services	2,513	2	1,442	2
Total revenue	$100,897	100%	$66,912	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (dollars in thousands):

	Three Months Ended April 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue

United States	$72,791	72%	$49,662	74%
Rest of the world	28,106	28	17,250	26
Total	$100,897	100%	$66,912	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

Balance, beginning of period	$223,289	$147,298
Deferred revenue billings including reclassification to deferred revenue from customer deposits	98,094	57,663
Recognition of revenue, net of change in unbilled accounts receivable*	(101,455)	(65,969)
Balance, end of period	$219,928	$138,992
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$101,455	$65,969
Increase (decrease) in total unbilled accounts receivable	(558)	943
Revenue reported per consolidated statements of operations	$100,897	$66,912

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of April 30, 2022 and January 31, 2022, unbilled accounts receivable of approximately $2.3 million and $2.9 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2022 and January 31, 2022, the Company had $433.9 million and $428.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of April 30, 2022 and

January 31, 2022, the Company expected to recognize approximately 66% and 63%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

RPOs exclude customer deposits, which are refundable pre-paid amounts that are expected to be recognized as revenue in future periods. These balances are included in customer deposits in the condensed consolidated balance sheets and are classified as current because contractually customers can cancel these obligations with 30 days written notice. The customer deposit balance is amortized to revenue over the term of the underlying contract as the customer’s right to cancel expires. If no contracts with customers are cancelled, the existing customer deposit balance will be recognized to revenue over the remaining stated term of the underlying contract which may be over the next 12 months or longer as follows (in thousands):

	As of
	April 30, 2022	January 31, 2022

Within the next 12 months	$20,914	$20,324
After the next 12 months	2,741	3,059
Total	$23,655	$23,383

4. Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of April 30, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$1,174,005	$-	$-	$1,174,005
Total cash and cash equivalents	1,174,005	-	-	1,174,005
Total assets measured at fair value	$1,174,005	$-	$-	$1,174,005
Included in cash and cash equivalents				$1,174,005

	Fair Value Measurement As of January 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$1,129,436	$-	$-	$1,129,436
Total cash and cash equivalents	1,129,436	-	-	1,129,436
Total assets measured at fair value	$1,129,436	$-	$-	$1,129,436
Included in cash and cash equivalents				$1,129,436

Money market funds are cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

The unaudited condensed consolidated financial statements as of April 30, 2022 and January 31, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the three months ended April 30, 2022.

5. Balance Sheet Components

Other assets, non-current are comprised of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022

Property and equipment, net	$17,499	$15,897
Operating lease right-of-use assets	14,715	15,420
Other assets, non-current	2,615	2,643
Other assets, non-current	$34,829	$33,960

Property and Equipment, Net

Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated	As of
	Useful life	April 30, 2022	January 31, 2022
Furniture and fixtures	5 years	$1,277	$1,266
Computers, equipment and software	3 years	534	532
Capitalized internal-use software development costs	5 years	15,338	12,209
Leasehold improvements	Shorter of useful life or lease term	5,008	5,008
Construction in progress(1)		-	655
Total property and equipment		22,157	19,670
Less: accumulated depreciation and amortization		(4,658)	(3,773)
Property and equipment, net		$17,499	$15,897

(1) This represents internal-use software not yet available for general release.

Total depreciation and amortization expense for the three months ended April 30, 2022 and 2021 was $0.9 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022

Accrued expenses	$5,339	$3,925
Operating lease liabilities	3,186	3,130
Other current liabilities	1,476	617
Total accrued expenses and other current liabilities	$10,001	$7,672

Accrued Compensation and Benefits

Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022
Accrued commissions	$11,787	$15,993
Accrued vacation	17,674	15,970
Accrued payroll and withholding taxes	11,104	18,885
ESPP employee contribution	7,654	2,709
Accrued bonus	1,793	2,632
Other	599	750
Total accrued compensation and benefits	$50,611	$56,939

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	As of
	April 30, 2022	April 30, 2021
Beginning balance	$89,331	$50,245
Capitalization of contract acquisition costs	15,212	10,086
Amortization of deferred contract acquisition costs	(9,138)	(4,597)
Ending balance	$95,405	$55,734
Deferred contract acquisition costs, current	$32,200	$17,098
Deferred contract acquisition costs, non-current	63,205	38,636
Total deferred contract acquisition costs	$95,405	$55,734

There were no impairment losses recognized for deferred contract acquisition costs during the three months ended April 30, 2022 and 2021.

6. Credit Facility

On November 23, 2020, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., ( the "Loan Agreement"). This Loan Agreement provides the Company a revolving line of credit, which expires on November 23, 2023. Under the Loan Agreement, the Company is able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit accrues at the adjusted LIBOR rate plus 3.00%. The Company also incurs a commitment fee of 0.30% for any unused portion of the credit facility. As of April 30, 2022 and January 31, 2022, the Company had no balance outstanding under the Loan Agreement. The Loan Agreement includes customary restrictive covenants and in the event the Company borrows amounts under the agreement, the Company will become subject to a number of covenants that may limit the Company’s ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies, and sell substantially all of the Company’s assets. The Company is in compliance with all covenants as of April 30, 2022.

7. Leases

The Company leases office spaces under noncancelable operating lease agreements, which expire at various dates through 2027. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities. Operating lease cost for these leases is recognized on a straight-line basis over the lease term, with variable lease costs recognized in the period incurred. These lease agreements do not contain residual value guarantees or restrictive covenants.

Lease costs

Lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Short-term lease costs	$100	$76
Operating lease costs	878	723
Total lease costs	$978	$799

Variable lease cost was not significant for the three months ended April 30, 2022 and 2021. There were no other lease components for the periods presented.

Lease term and discount rate information are summarized as follows:

As of April 30, 2022
Weighted average remaining lease terms (in years)	4.9
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of April 30, 2022 are as follows (in thousands):

Years Ending April 30,	Amount
2023 (remaining nine months)	$2,847
2024	3,924
2025	4,150
2026	3,734
2027	3,737
Thereafter	1,277
Total minimum lease payments	19,669
Less imputed interest	(1,818)
Present value of future minimum lease payments	17,851
Less current lease liabilities	(3,186)
Operating lease liabilities, non-current	$14,665

Operating lease liabilities are included in accrued expenses and other current liabilities, and non-current lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no lease related operating right-of-use asset impairment losses in the three months ended April 30, 2022 and April 30, 2021.

8. Commitments and Contingencies

Letter of credit

The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of April 30, 2022 and January 31, 2022.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of April 30, 2022.

9. Common Stock and Stockholders' Equity (Deficit)

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock for future issuance as follows:

	As of
	April 30, 2022	January 31, 2022
Options outstanding	11,519,072	12,381,134
Restricted stock units outstanding	13,126,707	10,406,294
Remaining shares available for future issuance under the 2021 Plan	23,269,500	17,560,879
2021 Employee Stock Purchase Plan	3,721,613	1,900,000
Total	51,636,892	42,248,307

A total of 23,269,500 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan.

Stock Options

The following table summarizes stock option activity for the 2021 Plans (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2022	12,381,134	$1.93	5.7	$798,374
Stock options exercised	(838,725)	$0.59		$34,832
Stock options cancelled/forfeited/expired	(23,337)	$5.87
Balance as of April 30, 2022	11,519,072	$2.02	5.5	$519,181
Exercisable as of April 30, 2022	10,140,530	$1.55	5.3	$461,577

No options were granted during the three months ended April 30, 2022.

Exercisable shares consist of 10,137,530 shares that are vested and 3,000 shares with an early exercise provision that are unvested as of April 30, 2022.

The total grant-date fair value of stock options vested was $1.3 million and $1.8 million during the three months ended April 30, 2022 and 2021, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2022 and 2021 were $34.8 million and $26.9 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs"), activity under the 2014 Plan and the 2021 Plan is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2022	10,406,294	$37.46
RSUs granted	3,676,379	$50.12
RSUs released	(710,165)	$24.64
RSUs cancelled	(245,801)	$33.64
Outstanding and unvested at April 30, 2022	13,126,707	$41.77

The total grant-date fair value of RSUs vested was $17.5 million during the three months ended April 30, 2022. There were no RSUs released during the three months ended April 30, 2021 as the Company was private and the performance condition for these RSUs was not met during the three months ended April 30, 2021.

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective upon completion of the IPO. A total of 3,721,613 shares of Class A common stock are available for sale under the ESPP. For the three months ended April 30, 2022, the Company recognized $3.1 million of stock-based compensation expense related to the ESPP. As of April 30, 2022, unrecognized stock-based compensation expense related to the ESPP was approximately $17.5 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of license	$-	$-
Cost of support	1,959	106
Cost of cloud-hosted services	640	3
Cost of professional services	728	12
Sales and marketing	14,393	692
Research and development	14,738	423
General and administrative	13,801	490
Stock-based compensation expense, net of amounts capitalized	$46,259	$1,726
Capitalized stock-based compensation	882	-
Total stock-based compensation expense	$47,141	$1,726

As of April 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was approximately $4.0 million and $420.6 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 and 3.1 years, respectively.

10. Net Loss Per Share Attributable to Common Stockholders

For periods in which there were Class A and Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting, converting, and transfer rights. Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings would be allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2022	2021

Numerator:
Net loss	$(78,217)	$(15,586)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	182,947,630	65,670,454
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.43)	$(0.24)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended April 30,
	2022	2021

Redeemable convertible preferred stock	-	94,127,984
Outstanding stock options and restricted stock units	24,645,779	26,270,333
Share purchase rights under the ESPP	946,989	-
Class A and Class B common stock subject to repurchase	3,000	20,496
Total	25,595,768	120,418,813

11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance it has established on the federal and state net operating losses and credits. The provision for income taxes recorded in the three months ended April 30, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. In particular, information appearing under the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this Quarterly Report on Form 10-Q, as well as the information appearing under the section titled “Risk Factors” in the fiscal 2022 Form 10-K, include forward-looking statements.

Actual events or results may differ from those expressed in forward-looking statements. Consequently, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on March 25, 2022 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review the risks described in our Annual Report filed with the SEC on March 25, 2022, in this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ended January 31, 2022 is referred to as fiscal 2022, and our fiscal year ending January 31, 2023 is referred to as fiscal 2023.

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

We generate revenue primarily from sales of subscriptions to our software. We offer an enterprise-ready, self-managed software offering that can be deployed in our customers’ public cloud, private cloud, and on-premises environments. HashiCorp Cloud Platform ("HCP"), is our fully-managed cloud platform. These two core offerings can be leveraged independently or together, spanning the various public cloud, private cloud, and on-premises environments in which our customers operate.

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

We operate an adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt an open-source use case of Terraform. After initial use of the open-source product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of April 30, 2022 and 2021, our trailing four quarter average net dollar retention rate was 133% and 122%, respectively.

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

Adoption of Our Products and Landing New Customers

We believe there is substantial opportunity to continue to grow our product adoption and our customer base. We intend to drive product adoption through our open-source distribution model and by continuing to cultivate our open-source community. We estimate that approximately 12,600 organizations have downloaded at least one of our products since HashiCorp’s inception.

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of April 30, 2022, we served over 3,200 customers spanning organizations of a broad range of sizes and industries, compared to over 1,700 as of April 30, 2021.

We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the open-source community, and effectiveness of our marketing and community-building efforts. As of April 30, 2022, over 395 of the Forbes Global 2000 were our customers. We believe this demonstrates that our products have been adopted by many of the largest enterprises, and that there is substantial opportunity to further cultivate these large customers.

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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of April 30, 2022 and January 31, 2022, our trailing four quarter average net dollar retention rate was 133% and 131% respectively. We believe this demonstrates the stickiness of our products, and our offerings as a whole.

Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and has allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended April 30, 2022 and 2021, HCP subscription revenue was $8.8 million and $2.5 million.

Accelerating Technology Leadership and Product Expansion

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We have built highly differentiated products that we believe have the ability to adapt and evolve with the support of our engineering expertise, our approach to innovation, our open-source community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, and launch of Boundary and Waypoint in September 2020. We see continued adoption from our customers in our new products and innovations and, as of April 30, 2022, 45% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.

Expanding Internationally

We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended April 30, 2022 and 2021, 28%, and 26% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	April 30, 2022		January 31, 2022
	(dollars in millions)
Total customers	3,240		2,715
Total customers with $100,000 or greater ARR	704		655
Subscription revenue from HCP (and its predecessor cloud offerings)	$8.8	(1)	$18.5	(1)
RPOs	$433.9		$428.8
Non-GAAP RPOs(2)	$457.6		$452.2

(1)
Represents subscription revenue for the three months ended April 30, 2022 and for the twelve months ended January 31, 2022
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 88% of revenue for the three months ended April 30, 2022 and 2021.

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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of April 30, 2022 and January 31, 2022, our RPOs were $433.9 million, and $428.8 million, respectively. As of April 30, 2022, we expect to recognize approximately 66% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of April 30, 2022 and January 31, 2022, non-GAAP RPOs were $457.6 million, and $452.2 million, respectively. As of April 30, 2022, we expect to recognize 67% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our non-GAAP RPOs to our GAAP RPOs for the periods presented (in thousands):

	As of
	April 30, 2022	January 31, 2022

GAAP RPOs
GAAP short-term RPOs	$284,334	$268,911
GAAP long-term RPOs	149,566	159,923
Total GAAP RPOs	$433,900	$428,834
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$20,914	$20,324
Customer deposits expected to be recognized after the next 12 months	2,741	3,059
Total customer deposits	$23,655	$23,383
Non-GAAP RPOs
Non-GAAP short-term RPOs	$305,248	$289,235
Non-GAAP long-term RPOs	152,307	162,982
Total Non-GAAP RPOs	$457,555	$452,217

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
GAAP net cash (used in) provided by operating activities	$(13,719)	$2,358
Add: purchases of property and equipment	(13)	(2)
Add: capitalized internal-use software	(1,592)	(1,385)
Free cash flow	$(15,324)	$971
GAAP net cash (used in) provided by operating activities as a percentage of revenue	(14)%	4%
Free cash flow as a percentage of revenue	(15)%	1%

Impact of COVID-19

The ongoing COVID-19 pandemic has caused business disruption worldwide. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, financial condition, or our customers will depend on many factors, including the duration and continued spread of COVID-19; public health measures; national, state, and local government responses; and the impact of the pandemic on the global economy, all of which remain uncertain.

Beginning in 2020 and through the date of this Quarterly Report on Form 10-Q, we experienced, and may continue to experience, adverse impacts on certain parts of our business as a result of the pandemic and our responsive measures. In industries that were heavily impacted by the pandemic, such as travel and hospitality, we experienced a slowdown in customer spending on our products. Additionally, we also took responsive measures to the pandemic that impacted our business. For example, in 2020 we suspended non-essential travel by our employees, required events to be held virtually, and temporarily closed our offices. These responsive measures negatively impacted our in-person conferences, the length and variability of our sales cycles, the rate of sales to new customers, our international operations, and the hiring and onboarding of new employees across the organization. In recent months we have re-opened our offices and slowly began to hold events and conferences in person.

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

Subscription revenue. We generate revenue primarily from subscriptions which include licenses of proprietary features, support and maintenance revenue, and cloud-hosted services. Licenses for self-managed software consist of term licenses and provide the customer with a right to use the software for a fixed term commencing upon delivery to the customer. Support and maintenance revenue (collectively referred to as Support Revenue in the condensed consolidated statements of operations) are bundled with each license subscription for the term of the license period. Support and maintenance are not sold on a stand-alone basis. Cloud-hosted services are provided on a subscription basis and give customers access to our cloud solutions, which include related customer support.

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

Professional services. Professional services revenue consists of revenue from professional services and training services, which are predominantly sold on a fixed-fee basis. Revenue for professional services and training services is recognized as these services are delivered. Professional services are services utilized by some of our self-managed customers to accelerate the deployment of our products.

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

	Three Months Ended April 30,
	2022	2021
Revenue:
License	$10,344	$10,160
Support	79,208	52,730
Cloud-hosted services	8,832	2,580
Total subscription revenue	98,384	65,470
Professional services	2,513	1,442
Total revenue	100,897	66,912
Cost of revenue:
Cost of license	393	85
Cost of support	10,838	8,442
Cost of cloud-hosted services	4,830	2,571
Total cost of subscription revenue(1)	16,061	11,098
Cost of professional services(1)	3,328	1,578
Total cost of revenue(1)	19,389	12,676
Gross profit	81,508	54,236
Operating expenses:
Sales and marketing(1)	80,252	38,876
Research and development(1)	47,175	18,134
General and administrative(1)	32,523	12,642
Total operating expenses	159,950	69,652
Loss from operations	(78,442)	(15,416)
Other income, net	510	94
Loss before income taxes	(77,932)	(15,322)
Provision for income taxes	285	264
Net loss	$(78,217)	$(15,586)
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenue:
Cost of license	$—	$—
Cost of support	1,959	106
Cost of cloud-hosted services	640	3
Total cost of subscription revenue	2,599	109
Cost of professional services	728	12
Total cost of revenue	3,327	121
Sales and marketing	14,393	692
Research and development	14,738	423
General and administrative	13,801	490
Total stock-based compensation expense, net of amounts capitalized	$46,259	$1,726

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2022	2021
Revenue:
License	10%	15%
Support	79	79
Cloud-hosted services	9	4
Total subscription revenue	98	98
Professional services	2	2
Total revenue	100	100
Cost of revenue:
Cost of license	-	-
Cost of support	11	13
Cost of cloud-hosted services	5	4
Total cost of subscription revenue	16	17
Cost of professional services	3	2
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Sales and marketing	80	58
Research and development	47	27
General and administrative	32	19
Total operating expenses	159	104
Loss from operations	(78)	(23)
Other income, net	1	-
Loss before income taxes	(77)	(23)
Provision for income taxes	1	-
Net loss	(78)%	(23)%

Comparison of Three Months Ended April 30, 2022 and 2021

Revenue

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License	$10,344	$10,160	184	2
Support	79,208	52,730	26,478	50
Cloud-hosted services	8,832	2,580	6,252	242
Total subscription revenue	98,384	65,470	32,914	50
Professional services	2,513	1,442	1,071	74
Total revenue	$100,897	$66,912	33,985	51

Subscription revenue increased by $32.9 million, or 50%, for the three months ended April 20, 2022 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $12.4 million for the three months ended April 30, 2022, as we increased our customer base by 87% from April 30, 2021, to April 30, 2022. The remaining $20.5 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 133% for the trailing four quarters ended April 30, 2022.

Professional services revenue increased by $1.1 million, or 74%, for the three months ended April 30, 2022 compared to the same period of the prior year. This was primarily due to increased delivery of professional services and the completion of certain professional services projects.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$393	$85	308	362
Cost of support	10,838	8,442	2,396	28
Cost of cloud-hosted services	4,830	2,571	2,259	88
Total cost of subscription revenue	16,061	11,098	4,963	45
Cost of professional services	3,328	1,578	1,750	111
Total cost of revenue	$19,389	$12,676	6,713	53

	Three Months Ended April 30,
	2022	2021
Gross margin
License	96%	99%
Support	86%	84%
Cloud-hosted services	45%	-%
Total subscription margin	84%	83%
Professional services	(32)%	(9)%
Total gross margin	81%	81%

Cost of subscription revenue increased by $5.0 million, or 45%, for the three months ended April 30, 2022 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $3.9 million due to increases in headcount in our customer support organization. These employee-related expenses include a $2.5 million increase related to stock-based compensation expense. The increase in stock-based compensation expense is primarily related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and related to the ESPP which commenced in the fourth quarter of fiscal 2022. The increase in cost of subscription revenue was also attributable to a $0.6 million increase in spending on software and external services, a $0.2 million in cloud hosting fees, and a $0.2 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.

Cost of professional services increased by $1.8 million, or 111%, for the three months ended April 30, 2022 compared to the same period of the prior year. The increase in cost of professional services was driven by a $1.6 million increase in employee-related expenses due to higher headcount and a $0.7 million increase in stock-based compensation expense. The increases were also attributed to a $0.2 million increase in partner costs due to higher partner service hours. Our professional services gross margin has been negative, and will continue to be negative for the near-term. Our professional services are generally priced at a low margin which, combined with allocated overhead, has resulted in a negative margin.

Gross margin was 81% for the three months ended April 30, 2022 and 2021, primarily due to the increase in our subscription margin offset by an increase in the negative margin from professional services.

Operating Expenses

Sales and Marketing

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$80,252	$38,876	41,376	106

Sales and marketing expenses increased by $41.4 million, or 106%, for the three months ended April 30, 2022 compared to the same period of the prior year. The increase was primarily driven by a $20.4 million increase in employee-related costs due to a 58% increase in headcount in our sales and marketing organization from April 30, 2021 to April 30, 2022 and a $13.8 million increase in stock-based compensation expense. The increase in employee-related costs also includes a $3.5 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue, and includes $0.6 million additional accrued PTO expenses as we transitioned to a PTO model in the United States in the quarter ended July 31, 2021. Company events and marketing expenses increased $3.9 million, driven primarily by increases in advertising, sponsorships and internal and external conference costs. Software expenses, travel and entertainment, and professional services increased by $1.1 million, $0.8 million and $0.5 million, respectively, driven by increased headcount and revenue growth.

Research and Development

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$47,175	$18,134	29,041	160

Research and development expenses increased by $29.0 million, or 160% for the three months ended April 30, 2022 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $12.7 million increase in employee-related costs due to a 68% increase in research and development headcount from April 30, 2021 to April 30, 2022, and a $15.1 million increase in stock-based compensation expense net of amounts capitalized to internal-use software. The remainder of the increase was attributable to increased software and subscription expenses of $1.7 million.

General and Administrative

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$32,523	$12,642	19,881	157

General and administrative expenses increased by $19.9 million, or 157%, for the three months ended April 30, 2022 compared to the same period of the prior year. The increase was primarily driven by a $6.3 million increase in employee-related costs due to a 146% increase in general and administrative headcount from April 30, 2021 to April 30, 2022, and a $13.4 million increase in stock-based compensation expense. Insurance costs increased by $1.8 million, due to higher headcount and the insurance cost associated with being a public company.

Other Income, Net

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income, net	$510	$94	416	443

Other income, net increased by $0.4 million, for the three months ended April 30, 2022 compared to the same period of the prior year. The increase was primarily driven by a $0.5 million increase in interest income, driven by higher cash and cash equivalents due to proceeds received from our initial public offering.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$285	$264	21	8

Provision for income taxes increased by de minimis, or 8%, for the three months ended April 30, 2022 compared to the same period of the prior year, primarily due to income in foreign tax jurisdictions. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Liquidity and Capital Resources

Prior to December 2021, we financed our operations principally through private placements of our equity securities, as well as payments received from customers using our products and services. In December 2021, we completed our IPO, which resulted in proceeds of $1.2 billion, after deducting underwriting discounts and commissions of $69.4 million and offering expenses of $6.0 million.

As of April 30, 2022, we had cash and cash equivalents of $1.3 billion and restricted cash of $1.8 million. Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. Our restricted cash constitutes cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable operating lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $584.3 million as of April 30, 2022, and negative cash flows from operations in fiscal 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

On November 23, 2020, we entered into a loan and security agreement with HSBC Ventures USA Inc, (the "Loan Agreement"). The Loan Agreement provides us a revolving line of credit, which expires November 23, 2023. Under the Loan Agreement, we are able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit accrues at the adjusted LIBOR plus 3.00%. We also incur a commitment fee of 0.30% for any unused portion of the credit facility. As of April 30, 2022, we had no balance outstanding under the Loan Agreement. The Loan Agreement includes customary restrictive covenants and in the event we borrow amounts under the agreement, we will become subject to a number of covenants that may limit our ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies, and sell substantially all of our assets. We are currently in compliance with all covenants under the Loan Agreement.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(13,719)	$2,358
Net cash (used in) investing activities	$(1,605)	$(1,387)
Net cash provided by financing activities	$396	$1,851

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

Net cash used in operating activities during the three months ended April 30, 2022 was $13.7 million, which resulted from a net loss of $78.2 million, adjusted for non-cash charges of $47.9 million and net cash inflow of $16.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $46.3 million for stock-based compensation expense, $0.9 million for depreciation and amortization expense, and $0.7 million for non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $36.9 million decrease in accounts receivable due to lower billings and timing of collections from our customers, a $1.5 million increase in accrued expenses and other liabilities, and a $0.3 million increase in customer deposits from advance invoicing in accordance with our subscription contracts. The cash inflow was partially offset by a $6.3 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, partially offset by increases in accrued employee stock participation plan contributions and accrued vacation, a $6.1 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $4.7 million decrease in accounts payable due to the payment of accrued costs related to our initial public offering and timing of payments to vendors, a $3.4 million decrease in deferred revenue due to lower billings, and a $1.6 million increase in prepaid expenses and other assets.

Net cash provided by operating activities during the three months ended April 30, 2021 was $2.4 million, which resulted from a net loss of $15.6 million, adjusted for non-cash charges of $2.7 million and net cash inflow of $15.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.7 million for stock-based compensation expense, $0.4 million for depreciation and amortization expense, and $0.5 million for non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $37.0 million decrease in accounts receivable due to lower billings and timing of collections from our customers, and a $1.0 million increase in accounts payable. The cash inflow was partially offset by a $8.3 million decrease in deferred revenue and a $2.5 million decrease in customer deposits due to lower billing, a $5.5 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $2.4 million decrease in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes, a $3.0 million increase in prepaid expenses and other assets, and a $1.1 million decrease in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities during the three months ended April 30, 2022 of $1.6 million was comprised of capitalized internal-use software for our cloud platform.

Net cash used in investing activities during the three months ended April 30, 2021 of $1.4 million was comprised of capitalized internal-use software for our cloud platform.

Financing Activity

Net cash provided by financing activities of $0.4 million during the three months ended April 30, 2022 was due to net proceeds from the exercise of stock options.

Net cash provided by financing activities of $1.9 million during the three months ended April 30, 2021 was due to net proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our fiscal 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the three months ended April 30, 2022 as compared to those discussed in our fiscal 2022 Form 10-K.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data" of the 2022 Form 10-K and Note 8, "Commitments and Contingencies" in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our consolidated financial statements and the related notes thereto. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.

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

We have experienced rapid growth and increased demand for our offerings. Our total revenues for the three months ended April 2022 and 2021 were $100.9 million and $66.9 million, respectively, representing an annual growth rate of 51% from first quarter of fiscal 2022 to fiscal 2023. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount significantly for the near future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $78.2 million, and $15.6 million for the three months ended April 30, 2022 and 2021, respectively. We had an accumulated deficit of $584.3 million as of April 30, 2022 and $506.1 million as of January 31, 2022. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which could cause our business, financial condition, and results of operations to suffer.

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
•
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•
other risk factors described in this Quarterly Report on Form 10-Q.

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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 27% and 27% of our revenue outside of the United States in fiscal 2022 and 2021, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:

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

As of April 30, 2022, we had U.S. federal and state net operating loss carryforwards of $647.8 million and $498.3 million, respectively, which may be utilized against future income taxes and begin to expire in 2034 and 2025 for federal and state purposes, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% and 8.3% for the 12 months ended December 31, 2021 and April 30, 2022, respectively. If the inflation rate continues to increase, such as increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation leads to rising interest rates, resulting in higher borrowing costs to us, and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, our executive officers and directors and their affiliates together hold and/or control approximately 34% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 22% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

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

Further, as of April 30, 2022, up to 6,824,570 shares of our Class B common stock and up to 17,811,209 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 26,991,113 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.

During the three months ended April 30, 2022, David McJannet, Armon Dadgar, Navam Welihinda, Marc Holmes and Brandon Sweeney, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

* Filed herewith

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2022	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2022	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)