Form 10-Q
period 2022-07-31
HashiCorp, Inc.
filed 2022-09-02
CIK 1720671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022 OR
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

As of August 29, 2022, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 73,737,930 and 112,645,282, respectively.

HashiCorp, Inc.

Form 10-Q

For the Quarterly Period Ended July 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HASHICORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31, 2022	January 31, 2022

Assets
Current assets
Cash and cash equivalents	$1,291,834	$1,355,828
Accounts receivable, net	111,604	126,812
Deferred contract acquisition costs	36,219	32,205
Prepaid expenses and other current assets	18,935	17,744
Total current assets	1,458,592	1,532,589
Deferred contract acquisition costs, non-current	72,800	57,126
Other assets, non-current	35,959	33,960
Total assets	$1,567,351	$1,623,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,223	$14,267
Accrued expenses and other current liabilities	7,371	7,672
Accrued compensation and benefits	54,978	56,939
Deferred revenue	213,385	206,416
Customer deposits	22,348	23,383
Total current liabilities	309,305	308,677
Deferred revenue, non-current	13,427	16,873
Other liabilities, non-current	14,389	15,834
Total liabilities	337,121	341,384
Commitments and contingencies (note 8)
Stockholders’ equity
Class A common stock, par value of $0.000015 per share; 1,000,000,000 and 1,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022, respectively; 60,917,058 and 30,596,695 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000,000 and 200,000,000 shares authorized as of July 31, 2022 and January 31, 2022, respectively; 125,403,087 and 151,569,865 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	2	2
Additional paid-in capital	1,889,310	1,788,390
Accumulated deficit	(659,083)	(506,102)
Total stockholders’ equity	1,230,230	1,282,291
Total liabilities and stockholders’ equity	$1,567,351	$1,623,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	$15,338	$11,798	$25,682	$21,958
Support	84,257	58,158	163,465	110,888
Cloud-hosted services	10,637	3,762	19,469	6,342
Total subscription revenue	110,232	73,718	208,616	139,188
Professional services and other	3,631	1,395	6,144	2,837
Total revenue	113,863	75,113	214,760	142,025
Cost of revenue:
Cost of license	360	45	753	130
Cost of support	12,272	8,242	23,110	16,684
Cost of cloud-hosted services	5,699	2,626	10,529	5,197
Total cost of subscription revenue	18,331	10,913	34,392	22,011
Cost of professional services and other	3,209	2,006	6,537	3,584
Total cost of revenue	21,540	12,919	40,929	25,595
Gross profit	92,323	62,194	173,831	116,430
Operating expenses:
Sales and marketing	87,674	49,993	167,926	88,869
Research and development	47,885	24,914	95,060	43,048
General and administrative	35,383	12,386	67,906	25,028
Total operating expenses	170,942	87,293	330,892	156,945
Loss from operations	(78,619)	(25,099)	(157,061)	(40,515)
Interest income	3,926	46	4,542	199
Other income (expenses), net	66	(51)	(40)	(110)
Loss before income taxes	(74,627)	(25,104)	(152,559)	(40,426)
Provision for (benefit from) income taxes	137	(203)	422	61
Net loss	$(74,764)	$(24,901)	$(152,981)	$(40,487)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.40)	$(0.37)	$(0.83)	$(0.61)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	185,211,526	66,466,383	184,113,824	66,076,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2022	-	$-	182,166,560	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	-	-	838,725	-	521	-	521
Vesting of early exercised stock options	-	-	-	-	3	-	3
Issuance of common stock upon settlement of restricted stock units	-	-	710,165	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(7,795)	-	(125)	-	(125)
Stock-based compensation	-	-	-	-	47,141	-	47,141
Net loss	-	-	-	-	-	(78,217)	(78,217)
Balance as of April 30, 2022	-	$-	183,707,655	$3	$1,835,930	$(584,319)	$1,251,614
Issuance of common stock upon exercise of stock options	-	-	786,047	-	1,645	-	$1,645
Vesting of early exercised stock options	-	-	-	-	2	-	2
Issuance of common stock upon settlement of restricted stock units	-	-	1,477,362	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(2,203)	-	(77)	-	(77)
Issuance of common stock under employee stock purchase plan			351,284	-	8,501	-	8,501
Stock-based compensation	-	-	-	-	43,309	-	43,309
Net loss	-	-	-	-	-	(74,764)	(74,764)
Balance as of July 31, 2022	-	$-	186,320,145	$3	$1,889,310	$(659,083)	$1,230,230

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 31, 2021	94,127,984	$349,113	65,577,877	$1	$94,159	$(215,964)	$(121,804)
Issuance of common stock upon exercise of stock options	-	-	841,169	-	1,851	-	1,851
Vesting of early exercised stock options	-	-	-	-	9	-	9
Issuance of common stock for restricted stock awards	-	-	5,314	-	-	-	-
Stock-based compensation	-	-	-	-	1,726	-	1,726
Net loss	-	-	-	-	-	(15,586)	(15,586)
Balance as of April 30, 2021	94,127,984	$349,113	66,424,360	$1	$97,745	$(231,550)	$(133,804)
Issuance of common stock upon exercise of stock options	-	-	227,955	-	487	-	487
Vesting of early exercised stock options	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	-	1,498	-	1,498
Net loss	-	-	-	-	-	(24,901)	(24,901)
Balance as of July 31, 2021	94,127,984	$349,113	66,652,315	$1	$99,734	$(256,451)	$(156,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(152,981)	$(40,487)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	88,662	3,224
Depreciation and amortization expense	1,947	920
Non-cash operating lease cost	1,416	1,087
Other	(19)	34
Changes in operating assets and liabilities:
Accounts receivable	15,227	18,966
Deferred contract acquisition costs	(19,688)	(16,204)
Prepaid expenses and other assets	(1,175)	(2,963)
Accounts payable	(3,044)	146
Accrued expenses and other liabilities	(1,741)	(937)
Accrued compensation and benefits	(1,961)	15,071
Deferred revenue	3,523	(1,192)
Customer deposits	(1,035)	(3,831)
Net cash used in operating activities	(70,869)	(26,166)
Cash flows from investing activities
Purchases of property and equipment	(72)	(45)
Capitalized internal-use software	(3,516)	(2,812)
Net cash used in investing activities	(3,588)	(2,857)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(202)	-
Proceeds from issuance of common stock upon exercise of stock options	2,166	2,338
Proceeds from issuance of common stock under employee stock purchase plan	8,501	-
Net cash provided by financing activities	10,465	2,338
Net decrease in cash, cash equivalents, and restricted cash	(63,992)	(26,685)
Cash, cash equivalents, and restricted cash beginning of period	1,357,613	272,576
Cash, cash equivalents, and restricted cash end of period	$1,293,621	$245,891
Supplemental disclosure of cash flow information
Cash paid for income taxes	$408	$296
Cash paid for operating lease liabilities	$1,874	$1,535
Supplemental disclosure of noncash investing and financing activities
Unpaid deferred offering costs	$-	$1,779
Capitalized stock-based compensation expense	$1,788	$-

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended July 31, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or any other period.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include the determination of standalone selling prices of the Company’s performance obligations, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, software development costs, discount rates used for operating leases, and accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

Restricted Cash

Restricted cash constitutes letters of credit established according to the requirements under certain non-cancellable operating lease agreements and is included in other assets, non-current in the condensed consolidated balance sheets. As of July 31, 2022 and January 31, 2022, the Company maintained $1.8 million and $1.8 million in restricted cash, respectively.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the fiscal 2022 Form 10-K that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate ("SOFR"). The adoption of this guidance did not have a material effect on the Company's results of operations, financial condition, or cash flows.

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (dollars in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

License	$15,338	13%	$11,798	16%	$25,682	12%	$21,958	15%
Support	84,257	75	58,158	77	163,465	76	110,888	79
Cloud-hosted services	10,637	9	3,762	5	19,469	9	6,342	4
Total subscription revenue	110,232	97	73,718	98	208,616	97	139,188	98
Professional services and other	3,631	3	1,395	2	6,144	3	2,837	2
Total revenue	$113,863	100%	$75,113	100%	$214,760	100%	$142,025	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (dollars in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

United States	$83,402	73%	$53,148	71%	$156,192	73%	$102,810	72%
Rest of the world	30,461	27	21,965	29	58,568	27	39,215	28
Total	$113,863	100%	$75,113	100%	$214,760	100%	$142,025	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Balance, beginning of period	$219,928	$138,992	$223,289	$147,297
Deferred revenue billings including reclassification to deferred revenue from customer deposits	121,434	82,456	219,528	140,120
Recognition of revenue, net of change in unbilled accounts receivable*	(114,550)	(75,343)	(216,005)	(141,312)
Balance, end of period	$226,812	$146,105	$226,812	$146,105
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$114,550	$75,343	$216,005	$141,312
Increase (decrease) in total unbilled accounts receivable	(687)	(230)	(1,245)	713
Revenue reported per consolidated statements of operations	$113,863	$75,113	$214,760	$142,025

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of July 31, 2022 and January 31, 2022, unbilled accounts receivable of approximately $1.6 million and $2.9 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2022 and January 31, 2022, the Company had $476.0 million and $428.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of July 31, 2022 and January 31, 2022, the Company expected to recognize approximately 64% and 63%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	July 31, 2022	January 31, 2022

Within the next 12 months	$20,054	$20,324
After the next 12 months	2,294	3,059
Total	$22,348	$23,383

4. Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of July 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$791,791	$-	$-	$791,791
Total cash and cash equivalents	791,791	-	-	791,791
Total assets measured at fair value	$791,791	$-	$-	$791,791
Included in cash and cash equivalents				$791,791

	Fair Value Measurement As of January 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$1,129,436	$-	$-	$1,129,436
Total cash and cash equivalents	1,129,436	-	-	1,129,436
Total assets measured at fair value	$1,129,436	$-	$-	$1,129,436
Included in cash and cash equivalents				$1,129,436

Money market funds are cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

The unaudited condensed consolidated financial statements as of July 31, 2022 and January 31, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the three and six months ended July 31, 2022.

5. Balance Sheet Components

Other Assets, Non-Current

Other assets, non-current are comprised of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Property and equipment, net	$19,347	$15,897
Operating lease right-of-use assets	14,004	15,420
Other	2,608	2,643
Total other assets, non-current	$35,959	$33,960

Property and Equipment, Net

Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated	As of
	Useful life	July 31, 2022	January 31, 2022
Furniture and fixtures	5 years	$1,278	$1,266
Computers, equipment and software	3 years	534	532
Capitalized internal-use software development costs	5 years	18,168	12,209
Leasehold improvements	Shorter of useful life or lease term	5,058	5,008
Construction in progress(1)		8	655
Total property and equipment		25,046	19,670
Less: accumulated depreciation and amortization		(5,699)	(3,773)
Property and equipment, net		$19,347	$15,897

(1) This represents internal-use software not yet available for general release.

Total depreciation and amortization expense for the three months ended July 31, 2022 and 2021 was $1.0 million and $0.5 million, respectively. Total depreciation and amortization expense for the six months ended July 31, 2022 and 2021 was $1.9 million and $0.9 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Accrued expenses	$2,557	$3,925
Operating lease liabilities	3,244	3,130
Other current liabilities	1,570	617
Total accrued expenses and other current liabilities	$7,371	$7,672

Accrued Compensation and Benefits

Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Accrued commissions	$17,066	$15,993
Accrued vacation	19,128	15,970
Accrued payroll and withholding taxes	11,560	18,885
ESPP employee contributions	4,078	2,709
Accrued bonus	2,359	2,632
Other	787	750
Total accrued compensation and benefits	$54,978	$56,939

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs for six months ended July 31, 2022 and 2021 (in thousands):

	As of
	July 31, 2022	July 31, 2021
Beginning balance	$89,331	$50,245
Capitalization of contract acquisition costs	39,668	26,333
Amortization of deferred contract acquisition costs	(19,980)	(10,129)
Ending balance	109,019	66,449
Deferred contract acquisition costs, current	$36,219	$20,481
Deferred contract acquisition costs, non-current	72,800	45,968
Total deferred contract acquisition costs	$109,019	$66,449

There were no impairment losses recognized for deferred contract acquisition costs during the three and six months ended July 31, 2022 and 2021.

Other Liabilities, Non-Current

Other liabilities, non-current are comprised of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Operating lease liabilities, non-current	$13,835	$15,483
Other	554	351
Total other liabilities, non-current	$14,389	$15,834

6. Credit Facility

On November 23, 2020, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., (the "Loan Agreement"). This Loan Agreement provided the Company a revolving line of credit, which expires on November 23, 2023. Under the Loan Agreement, the Company was able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit would accrue at the adjusted LIBOR rate plus 3.00%. The Company would also incur a commitment fee of 0.30% for any unused portion of the credit facility. On July 28, 2022, the Company terminated the Loan Agreement in accordance with the terms of the agreement. As of the date of termination and January 31, 2022, the Company had no balance outstanding under the Loan Agreement.

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

Lease costs

Lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Short-term lease costs	$46	$86	$145	$162
Operating lease costs	878	724	1,756	1,447
Total lease costs	$924	$810	$1,901	$1,609

Variable lease cost was not significant for the three and six months ended July 31, 2022 and 2021. There were no other lease components for the periods presented.

Lease term and discount rate information are summarized as follows:

As of July 31, 2022
Weighted average remaining lease terms (in years)	4.6
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of July 31, 2022 are as follows (in thousands):

Years Ending July 31,	Amount
2023 (remaining six months)	$1,908
2024	3,924
2025	4,150
2026	3,734
2027	3,737
Thereafter	1,277
Total minimum lease payments	18,730
Less imputed interest	(1,651)
Present value of future minimum lease payments	17,079
Less current lease liabilities	(3,244)
Operating lease liabilities, non-current	$13,835

Current operating lease liabilities are included in accrued expenses and other current liabilities, and non-current lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no operating right-of-use asset impairment losses in the three and six months ended July 31, 2022 and 2021.

8. Commitments and Contingencies

Letter of credit

The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of July 31, 2022 and January 31, 2022.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of July 31, 2022.

9. Common Stock and Stockholders' Equity (Deficit)

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock for future issuance as follows:

	As of
	July 31, 2022	January 31, 2022
Options outstanding	10,583,909	12,381,134
Restricted stock units outstanding	11,985,438	10,406,294
Remaining shares available for future issuance under the 2021 Plan	23,084,726	17,560,879
2021 Employee Stock Purchase Plan	3,370,329	1,900,000
Total	49,024,402	42,248,307

A total of 23,084,726 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan.

Stock Options

The following table summarizes stock option activity for the 2021 Plans (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2022	12,381,134	$1.93	5.7	$798,374
Stock options exercised	(1,624,772)	$1.31		$59,482
Stock options cancelled/forfeited/expired	(172,453)	$3.49
Balance as of July 31, 2022	10,583,909	$2.00	5.3	$362,442
Exercisable as of July 31, 2022	9,750,840	$1.63	5.1	$337,518

No options were granted during the three and six months ended July 31, 2022.

Exercisable shares consist of 9,750,090 shares that are vested and 750 shares with an early exercise provision that are unvested as of July 31, 2022.

The total grant-date fair value of stock options vested was $2.8 million and $3.4 million during the six months ended July 31, 2022 and 2021, respectively.

The total intrinsic value of options exercised during the six months ended July 31, 2022 and 2021 were $59.5 million and $35.2 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs"), activity under the 2014 Plan and the 2021 Plan is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2022	10,406,294	$37.46
RSUs granted	4,639,945	$46.14
RSUs released	(2,187,527)	$29.68
RSUs cancelled	(873,274)	$34.01
Outstanding and unvested at July 31, 2022	11,985,438	$42.49

The total grant-date fair value of RSUs vested was $64.9 million during the six months ended July 31, 2022. There were no RSUs released during the six months ended July 31, 2021 as the Company was private and the performance condition for these RSUs was not met during the six months ended July 31, 2021.

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective upon completion of its initial public offering (the "IPO"). A total of 3,370,329 shares of Class A common stock are available for sale under the ESPP. For the six months ended July 31, 2022, the Company recognized $7.3 million of stock-based compensation expense related to the ESPP. As of July 31, 2022, unrecognized stock-based compensation expense related to the ESPP was approximately $22.6 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company’s current offering period began June 16, 2022 and is expected to end June 15, 2024.

During the six months ended July 31, 2022, employees purchased 351,284 shares of our common stock under the ESPP at a purchase price of $24.20 per share, resulting in total cash proceeds of $8.5 million. ESPP employee payroll contributions accrued as of July 31, 2022 and 2021 were $4.1 million and zero, respectively, and are reported within accrued compensation and benefits in the condensed consolidated balance sheets. Payroll contributions accrued as of July 31, 2022 will be used to purchase shares at the end of the current purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date.

The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover occurred when the Company’s closing stock price on June 15, 2022 was below the closing stock price on December 8, 2021, which triggered a new 24-month offering period through June 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $4.9 million. The unrecognized compensation cost from the original offering plus the incremental compensation cost as a result of the modification are recognized over the requisite service period of the new 24-month offering through June 15, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of support	$2,221	$79	$4,180	$185
Cost of cloud-hosted services	686	2	1,326	5
Cost of professional services and other	652	12	1,380	24
Sales and marketing	14,421	531	28,814	1,223
Research and development	10,507	413	25,245	836
General and administrative	13,916	461	27,717	951
Stock-based compensation expense, net of amounts capitalized	$42,403	$1,498	$88,662	$3,224
Capitalized stock-based compensation	906	-	1,788	-
Total stock-based compensation expense	$43,309	$1,498	$90,450	$3,224

As of July 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was approximately $2.9 million and $390.6 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 and 2.4 years, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Numerator:
Net loss	$(74,764)	$(24,901)	$(152,981)	$(40,487)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	185,211,526	66,466,383	184,113,824	66,076,683
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.40)	$(0.37)	$(0.83)	$(0.61)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Redeemable convertible preferred stock	-	94,127,984	-	94,127,984
Outstanding stock options and restricted stock units	22,569,347	26,593,802	22,569,347	26,593,802
Share purchase rights under the ESPP	1,759,925	-	1,372,631	-
Class A and Class B common stock subject to repurchase	750	9,750	750	9,750
Total	24,330,022	120,731,536	23,942,728	120,731,536

11. Income Taxes

The Company determined its income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the six months ended July 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. In particular, information appearing under the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this Quarterly Report on Form 10-Q include forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Customers of our fully-managed cloud platform, HCP, can either use our offering on a consumption-based model, or can purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption, and revenue from them is recognized, based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.

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

We operate an adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt an open-source use case of Terraform. After initial use of the open-source product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of July 31, 2022 and 2021, our trailing four quarter average net dollar retention rate was 134% and 124%, respectively.

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

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of July 31, 2022, we served over 3,600 customers spanning organizations of a broad range of sizes and industries, compared to over 2,100 as of July 31, 2021.

We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the open-source community, and effectiveness of our marketing and community-building efforts. As of July 31, 2022, over 410 of the Forbes Global 2000 were our customers. We believe this demonstrates that our products have been adopted by many of the largest enterprises, and that there is substantial opportunity to further cultivate these large customers.

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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of July 31, 2022 and 2021, our trailing four quarter average net dollar retention rate was 134% and 124%, respectively. We believe this demonstrates the stickiness of our products, and our offerings as a whole.

Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and has allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended July 31, 2022 and 2021, HCP subscription revenue was $10.6 million and $3.7 million. For the six months ended July 31, 2022 and 2021, HCP subscription revenue was $19.5 million and $6.2 million.

Accelerating Technology Leadership and Product Expansion

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We have built highly differentiated products that we believe have the ability to adapt and evolve with the support of our engineering expertise, our approach to innovation, our open-source community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, and launch of Boundary and Waypoint in September 2020. We see continued adoption from our customers in our new products and innovations and, as of July 31, 2022, 46% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.

Expanding Internationally

We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended July 31, 2022 and 2021, 27% and 29% of our revenue, respectively, was generated by customers outside of the United States. For the six months ended July 31, 2022 and 2021, 27% and 28% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	July 31, 2022		January 31, 2022
	(dollars in millions)
Total customers	3,612		2,715
Total customers with $100,000 or greater ARR	734		655
Subscription revenue from HCP (and its predecessor cloud offerings)	$19.5	(1)	$18.5	(1)
RPOs	$476.0		$428.8
Non-GAAP RPOs(2)	$498.4		$452.2

(1)
Represents subscription revenue for the six months ended July 31, 2022 and for the twelve months ended January 31, 2022
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 88% and 87% of revenue for the three months ended July 31, 2022 and 2021, respectively. Customers with $100,000 or greater ARR represented 88% and 87% of revenue for the six months ended July 31, 2022 and 2021, respectively.

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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of July 31, 2022 and January 31, 2022, our RPOs were $476.0 million, and $428.8 million, respectively. As of July 31, 2022, we expect to recognize approximately 64% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of July 31, 2022 and January 31, 2022, non-GAAP RPOs were $498.4 million, and $452.2 million, respectively. As of July 31, 2022, we expect to recognize 65% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our non-GAAP RPOs to our GAAP RPOs for the periods presented (in thousands):

	As of
	July 31, 2022	January 31, 2022

GAAP RPOs
GAAP short-term RPOs	$304,265	$268,911
GAAP long-term RPOs	171,780	159,923
Total GAAP RPOs	$476,045	$428,834
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$20,054	$20,324
Customer deposits expected to be recognized after the next 12 months	2,294	3,059
Total customer deposits	$22,348	$23,383
Non-GAAP RPOs
Non-GAAP short-term RPOs	$324,319	$289,235
Non-GAAP long-term RPOs	174,074	162,982
Total Non-GAAP RPOs	$498,393	$452,217

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
GAAP net cash used in operating activities	$(70,869)	$(26,166)
Add: purchases of property and equipment	(72)	(45)
Add: capitalized internal-use software	(3,516)	(2,812)
Free cash flow	$(74,457)	$(29,023)
GAAP net cash used in operating activities as a percentage of revenue	(33)%	(18)%
Free cash flow as a percentage of revenue	(35)%	(20)%

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

Key Components of Results of Operations

Revenue

We generate revenue primarily from subscriptions and, to a lesser extent, professional services and other revenue.

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

Professional services and other revenue. Professional services and other revenue consists of revenue from professional services, training services, which are predominantly sold on a fixed-fee basis and any other services provided to our customers. Revenue for professional services, training services and other is recognized as these services are delivered. Professional services are services utilized by some of our self-managed customers to accelerate the deployment of our products.

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

Cost of Professional Services and other. Cost of professional services and other revenue primarily includes personnel-related costs, such as salaries, bonuses and benefits, and stock-based compensation for employees associated with our professional services and other, costs of third-party contractors, and allocated overhead. We expect our cost of professional services and other revenue to increase as our professional services and other revenue increases.

Gross Profit and Margin

Gross profit is revenue less cost of revenue.

Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be affected by, a number of factors, including the average sales price of our subscriptions and professional services and other, changes in our revenue mix, the timing and extent of our investments in our global customer support personnel, hosting-related costs, and the amortization of internal-use software. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from cloud-hosted services to increase as a percentage of total revenue, which we expect to lead to an increase in associated hosting and managing costs, which, in turn, would be expected to adversely impact our gross margin.

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

Interest Income

Interest income consists primarily of interest earned on our cash equivalents.

Other Income (Expenses), Net

Other income (expenses), net consists primarily of interest expense, and foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have recorded deferred tax assets and we provide a full valuation allowance on our U.S. deferred tax assets, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance on our U.S. deferred tax assets for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	$15,338	$11,798	$25,682	$21,958
Support	84,257	58,158	163,465	110,888
Cloud-hosted services	10,637	3,762	19,469	6,342
Total subscription revenue	110,232	73,718	208,616	139,188
Professional services and other	3,631	1,395	6,144	2,837
Total revenue	113,863	75,113	214,760	142,025
Cost of revenue:
Cost of license	360	45	753	130
Cost of support	12,272	8,242	23,110	16,684
Cost of cloud-hosted services	5,699	2,626	10,529	5,197
Total cost of subscription revenue(1)	18,331	10,913	34,392	22,011
Cost of professional services and other(1)	3,209	2,006	6,537	3,584
Total cost of revenue(1)	21,540	12,919	40,929	25,595
Gross profit	92,323	62,194	173,831	116,430
Operating expenses:
Sales and marketing(1)	87,674	49,993	167,926	88,869
Research and development(1)	47,885	24,914	95,060	43,048
General and administrative(1)	35,383	12,386	67,906	25,028
Total operating expenses	170,942	87,293	330,892	156,945
Loss from operations	(78,619)	(25,099)	(157,061)	(40,515)
Interest income	3,926	46	4,542	199
Other income (expenses), net	66	(51)	(40)	(110)
Loss before income taxes	(74,627)	(25,104)	(152,559)	(40,426)
Provision for (benefit from) income taxes	137	(203)	422	61
Net loss	$(74,764)	$(24,901)	$(152,981)	$(40,487)
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
			(in thousands)
Cost of revenue:
Cost of support	$2,221	$79	$4,180	$185
Cost of cloud-hosted services	686	2	1,326	5
Total cost of subscription revenue	2,907	81	5,506	190
Cost of professional services and other	652	12	1,380	24
Total cost of revenue	3,559	93	6,886	214
Sales and marketing	14,421	531	28,814	1,223
Research and development	10,507	413	25,245	836
General and administrative	13,916	461	27,717	951
Total stock-based compensation expense, net of amounts capitalized	$42,403	$1,498	$88,662	$3,224

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	13%	16%	12%	15%
Support	75	77	76	79
Cloud-hosted services	9	5	9	4
Total subscription revenue	97	98	97	98
Professional services and other	3	2	3	2
Total revenue	100	100	100	100
Cost of revenue:
Cost of license	-	-	-	-
Cost of support	11	12	11	11
Cost of cloud-hosted services	5	3	5	4
Total cost of subscription revenue	16	15	16	15
Cost of professional services and other	3	2	3	3
Total cost of revenue	19	17	19	18
Gross profit	81	83	81	82
Operating expenses:
Sales and marketing	77	67	78	63
Research and development	42	33	44	30
General and administrative	31	16	32	18
Total operating expenses	150	116	154	111
Loss from operations	(69)	(33)	(73)	(29)
Interest income	3	-	2	1
Other income (expenses), net	-	-	-	-
Loss before income taxes	(66)	(33)	(71)	(28)
Provision for (benefit from) income taxes	-	-	-	1
Net loss	(66)%	(33)%	(71)%	(29)%

Comparison of Three Months Ended July 31, 2022 and 2021

Revenue

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License	$15,338	$11,798	$3,540	30
Support	84,257	58,158	26,099	45
Cloud-hosted services	10,637	3,762	6,875	183
Total subscription revenue	110,232	73,718	36,514	50
Professional services and other	3,631	1,395	2,236	160
Total revenue	$113,863	$75,113	$38,750	52

Subscription revenue increased by $36.5 million, or 50%, for the three months ended July 31, 2022 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $13.5 million for the three months ended July 31, 2022, as we increased our customer base by 72% from July 31, 2021 to July 31, 2022. The remaining $23.0 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 134% for the trailing four quarters ended July 31, 2022.

Professional services and other revenue increased by $2.2 million, or 160% for the three months ended July 31, 2022 compared to the same period of the prior year. This increase is mainly attributable to $1.5 million of revenue recognized from a resale contract commitment. The remaining increase was primarily due to increased delivery of professional services and the completion of certain professional services projects.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$360	$45	$315	700
Cost of support	12,272	8,242	4,030	49
Cost of cloud-hosted services	5,699	2,626	3,073	117
Total cost of subscription revenue	18,331	10,913	7,418	68
Cost of professional services and other	3,209	2,006	1,203	60
Total cost of revenue	$21,540	$12,919	$8,621	67

	Three Months Ended July 31,
	2022	2021
Gross margin
License	98%	100%
Support	85%	86%
Cloud-hosted services	46%	30%
Total subscription margin	83%	85%
Professional services and other	12%	(44)%
Total gross margin	81%	83%

Cost of subscription revenue increased by $7.4 million, or 68%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $5.8 million due to increases in headcount in our customer support organization. These employee-related expenses include a $2.8 million increase related to stock-based compensation expense. The increase in stock-based compensation expense is primarily related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and related to the ESPP which commenced in the fourth quarter of fiscal 2022. The increase in cost of subscription revenue was also attributable to a $0.3 million increase in spending on software and external services, a $1.1 million in cloud hosting fees, and a $0.4 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.

Cost of professional services and other revenue increased by $1.2 million, or 60%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase in cost of professional services and other revenue was driven by a $1.1 million increase in employee-related expenses due to higher headcount and a $0.7 million increase in stock-based compensation expense. Our professional services and other are generally priced at a low margin which, combined with allocated overhead, has resulted in a negative margin in the past. Our professional services and other gross margin was positive for the three months ended July 31, 2022 and negative for the three months ended July 31, 2021. This change is a reflective of the Company's initiative to improve efficiency of allocating external and internal resources.

Gross margin was 81% and 83% for the three months ended July 31, 2022 and 2021, primarily due to the slight decrease in our subscription margin offset by an increase in the negative margin from professional services and other.

Operating Expenses

Sales and Marketing

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$87,674	$49,993	$37,681	75

Sales and marketing expenses increased by $37.7 million, or 75%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $16.9 million increase in employee-related costs due to a 46% increase in headcount in our sales and marketing organization from July 31, 2021 to July 31, 2022 and included a $13.9 million increase in stock-based compensation expense. The increase in employee-related costs includes a $5.3 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Company events and marketing expenses increased $2.8 million, driven primarily by increases in advertising, sponsorships and internal and external conference costs. Software and subscription expenses and travel and entertainment increased by $1.1 million, and $1.6 million, respectively, driven by increased headcount and revenue growth. Professional services decreased by $0.1 million.

Research and Development

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$47,885	$24,914	$22,971	92

Research and development expenses increased by $23.0 million, or 92% for the three months ended July 31, 2022 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $9.7 million increase in employee-related costs due to a 49% increase in research and development headcount from July 31, 2021 to July 31, 2022, and a $10.1 million increase in stock-based compensation expense net of amounts capitalized to internal-use software. The remainder of the increase was attributable to increased software and subscription expenses of $2.1 million, increased depreciation and amortization expenses of $0.6 million, and increased spending on company events, professional services and travel and entertainment of $0.7 million.

General and Administrative

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$35,383	$12,386	$22,997	186

General and administrative expenses increased by $23.0 million, or 186%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $7.0 million increase in employee-related costs due to a 117% increase in general and administrative headcount from July 31, 2021 to July 31, 2022, and a $13.5 million increase in stock-based compensation expense. The remainder of the increase was attributable to $2.1 million increase of insurance costs increase, due to the insurance cost associated with being a public company.

Interest Income

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$3,926	$46	$3,880	8,435

Interest income, increased by $3.9 million, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily due to increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expenses), Net

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net	$66	$(51)	$117	(229)

Other income (expenses), net changed by $0.1 million, for the three months ended July 31, 2022 compared to the same period of the prior year. The change from other expenses to other income was primarily driven by the changes in foreign currencies as the Company has subsidiaries worldwide.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$137	$(203)	$340	(167)

Provision for income taxes increased by $0.3 million, or 167%, for the three months ended July 31, 2022 compared to the same period of the prior year, primarily due to change in effective tax rate. We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the three months ended July 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

Comparison of Six Months Ended July 31, 2022 and 2021

Revenue

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License	$25,682	$21,958	$3,724	17
Support	163,465	110,888	52,577	47
Cloud-hosted services	19,469	6,342	13,127	207
Total subscription revenue	208,616	139,188	69,428	50
Professional services and other	6,144	2,837	3,307	117
Total revenue	$214,760	$142,025	$72,735	51

Subscription revenue increased by $69.4 million, or 50%, for the six months ended July 31, 2022 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $25.9 million for the six months ended July 31, 2022, as we increased our customer base by 72% from July 31, 2021, to July 31, 2022. The remaining $43.5 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 134% for the trailing four quarters ended July 31, 2022.

Professional services revenue increased by $3.3 million, or 117%, for the six months ended July 31, 2022 compared to the same period of the prior year. This increase is mainly attributable to $1.5 million of revenue recognized from a resale contract commitment. The remaining increase was primarily due to increased delivery of professional services and the completion of certain professional services projects.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$753	$130	$623	479
Cost of support	23,110	16,684	6,426	39
Cost of cloud-hosted services	10,529	5,197	5,332	103
Total cost of subscription revenue	34,392	22,011	12,381	56
Cost of professional services and other	6,537	3,584	2,953	82
Total cost of revenue	$40,929	$25,595	$15,334	60

	Six Months Ended July 31,
	2022	2021
Gross margin
License	97%	99%
Support	86%	85%
Cloud-hosted services	46%	18%
Total subscription margin	84%	84%
Professional services and other	(6)%	(26)%
Total gross margin	81%	82%

Cost of subscription revenue increased by $12.4 million, or 56%, for the six months ended July 31, 2022 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $9.6 million due to increases in headcount in our customer support organization. These employee-related expenses include a $5.3 million increase related to stock-based compensation expense. The increase in stock-based compensation expense is primarily related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and related to the ESPP which commenced in the fourth quarter of fiscal 2022. The increase in cost of subscription revenue was also attributable to a $0.9 million increase in spending on software and external services, a $1.3 million increase in cloud hosting fees, and a $0.6 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.

Cost of professional services and other increased by $3.0 million, or 82%, for the six months ended July 31, 2022 compared to the same period of the prior year. The increase in cost of professional services and other was driven by a $2.7 million increase in employee-related expenses due to higher headcount and a $1.4 million increase in stock-based compensation expense. The increases were also attributed to a $0.2 million increase in partner costs due to higher partner service hours. Our professional services and other gross margin has been negative, but are trending towards positive, as seen in our results for the three months ended July 31, 2022. Our professional services and other are generally priced at a low margin as compared to total subscription margin which, combined with allocated overhead, has resulted in a negative margin.

Gross margin was 81% and 82% for the six months ended July 31, 2022 and 2021, respectively, primarily due to the increase in our subscription margin and offset by a decrease in the negative margin from professional services and other.

Operating Expenses

Sales and Marketing

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$167,926	$88,869	$79,057	89

Sales and marketing expenses increased by $79.1 million, or 89%, for the six months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $37.3 million increase in employee-related costs due to a 46% increase in headcount in our sales and marketing organization from July 31, 2021 to July 31, 2022 and a $27.6 million increase in stock-based compensation expense. The increase in employee-related costs also includes a $8.8 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Company events and marketing expenses increased $6.7 million, driven primarily by increases in advertising, sponsorships and internal and external conference costs. Allocated expenses for facilities and IT, software and subscription expenses, travel and entertainment, and professional services increased by $2.3 million, $2.2 million, $2.4 million, and $0.4 million, respectively, driven by increased headcount and revenue growth.

Research and Development

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$95,060	$43,048	$52,012	121

Research and development expenses increased by $52.0 million, or 121% for the six months ended July 31, 2022 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $22.4 million increase in employee-related costs due to a 49% increase in research and development headcount from July 31, 2021 to July 31, 2022, and a $24.4 million increase in stock-based compensation expense net of amounts capitalized to internal-use software. The remainder of the increase was attributable to increased software and subscription expenses of $3.8 million, increased depreciation and amortization expenses of $1.0 million, and increased spending on company events, professional services, and travel and entertainment of $1.0 million total.

General and Administrative

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$67,906	$25,028	$42,878	171

General and administrative expenses increased by $42.9 million, or 171%, for the six months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $13.3 million increase in employee-related costs due to a 117% increase in general and administrative headcount from July 31, 2021 to July 31, 2022, and a $26.8 million increase in stock-based compensation expense. Insurance costs increased by $3.9 million, due to the insurance cost associated with being a public company. The increases are offset by a $1.0 million decrease in spending on annual all-hands employee summit as this in-person event was cancelled for fiscal year 2023 due to COVID-19.

Interest Income

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$4,542	$199	$4,343	2,182

Interest income increased by $4.3 million, for the six months ended July 31, 2022 compared to the same period of the prior year. The increase was primarily due to increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expenses), Net

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net	$(40)	$(110)	$70	(64)

Other income (expenses), net change by $0.1 million, for the three months ended July 31, 2022 compared to the same period of the prior year. The change was primarily driven by the changes in foreign currencies as the Company has subsidiaries worldwide.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$422	$61	$361	592

Provision for income taxes increased by $0.4 million, for the six months ended July 31, 2022 compared to the same period of the prior year, primarily due to change in effective tax rate. We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the six months ended July 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

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

As of July 31, 2022, we had cash and cash equivalents of $1.3 billion and restricted cash of $1.8 million. Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. Our restricted cash constitutes cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable operating lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $659.1 million as of July 31, 2022, and negative cash flows from operations for the six months ended July 31, 2021. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

On November 23, 2020, we entered into a loan and security agreement with HSBC Ventures USA Inc, (the "Loan Agreement"). The Loan Agreement provided us a revolving line of credit, which expired November 23, 2023. Under the Loan Agreement, we were able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit would accrue at the adjusted LIBOR plus 3.00%. We would also incur a commitment fee of 0.30% for any unused portion of the credit facility. On July 28, 2022, we terminated the Loan Agreement in accordance with the terms of the agreement and had no balance outstanding upon termination.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(70,869)	$(26,166)
Net cash used in investing activities	$(3,588)	$(2,857)
Net cash provided by financing activities	$10,465	$2,338

Operating Activities

We typically invoice our customers annually in advance and to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets in deferred revenue and customer deposits. We generally experience seasonality in terms of when we enter into agreements with our customers, particularly in our fourth fiscal quarter due to increased buying patterns of our enterprise customers. Given the seasonality in our business as discussed above, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, software and subscription expenses, sales and marketing expenses, third-party cloud infrastructure costs, and overhead expenses.

Net cash used in operating activities during the six months ended July 31, 2022 was $70.9 million, which resulted from a net loss of $153.0 million, adjusted for non-cash charges of $92.0 million and net cash outflow of $9.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $88.7 million for stock-based compensation expense, $1.9 million for depreciation and amortization expense, and $1.4 million for non-cash operating lease costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $19.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.0 million decrease in accounts payable due to the payment of costs related to our initial public offering and timing of payments to vendors, a $2.0 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and accrued sales commissions, and decrease in accrued employee stock participation plan contributions due to the purchase made in June 2022, a $1.2 million increase in prepaid expenses and other assets, a $1.0 million decrease in customer deposits from advance invoicing in accordance with our subscription contracts, and a $1.7 million decrease in accrued expenses and other liabilities. The cash outflow was partially offset by a $15.2 million decrease in accounts receivable due to timing of billings and collections from our customers, and a $3.5 million increase in deferred revenue due to increased billings.

Net cash used in operating activities during the six months ended July 31, 2021 was $26.2 million, which resulted from a net loss of $40.5 million, adjusted for non-cash charges of $5.3 million and net cash inflow of $9.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $3.2 million for stock-based compensation expense, $0.9 million for depreciation and amortization expense, and $1.1 million for non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $19.0 million decrease in accounts receivable due to timing of collections from our customers and a $15.1 million increase in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes. The cash inflow was partially offset by a $16.2 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.0 million increase in prepaid expenses and other assets, a $0.9 million decrease in accrued expenses and other liabilities, a $1.2 million decrease in deferred revenue and a $3.8 million decrease in customer deposits from timing of invoicing in accordance with our subscription contracts.

Investing Activities

Net cash used in investing activities during the six months ended July 31, 2022 of $3.5 million was primarily comprised of capitalized internal-use software for our cloud platform.

Net cash used in investing activities during the six months ended July 31, 2021 of $2.9 million resulted primarily from $0.1 million in purchases of property and equipment and $2.8 million in capital expenditures for our cloud platform.

Financing Activity

Net cash provided by financing activities of $10.5 million during the six months ended July 31, 2022 was due to $8.5 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $2.2 million net proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.

Net cash provided by financing activities of $2.3 million during the six months ended July 31, 2021 was due to $2.3 million net proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the six months ended July 31, 2022 as compared to those discussed in our fiscal 2022 Form 10-K.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. As of July 31, 2022, we had cash and cash equivalents of $1.3 billion and restricted cash of $1.8 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and type of investments included in portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

All of our sales contracts are denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Canadian Dollar, Australian Dollar, Singaporean Dollar, Swedish Krona, Costa Rican Colon, Japanese Yen, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, to date we have not entered into derivative or hedging transactions; we may do so in the future if our exposure to foreign currency becomes more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We have experienced rapid growth and increased demand for our offerings. Our total revenues for the three months ended July 31, 2022 and 2021 were $113.9 million and $75.1 million, respectively, representing an annual growth rate of 52% from second quarter of fiscal 2022 to fiscal 2023. Our total revenues for the six months ended July 31, 2022 and 2021 were $214.8 million and $142.0 million, respectively, representing an annual growth rate of 51% from second quarter of fiscal 2022 to fiscal 2023. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount significantly for the near future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $74.8 million, and $24.9 million for the three months ended July 31, 2022 and 2021, respectively. We incurred a net loss of $153.0 million, and $40.5 million for the six months ended July 31, 2022 and 2021, respectively. We had an accumulated deficit of $659.1 million as of July 31, 2022 and $506.1 million as of January 31, 2022. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which could cause our business, financial condition, and results of operations to suffer.

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

We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud, and may face other cybersecurity threats and may suffer cybersecurity breaches and incidents from these and other causes. Our ability to monitor these parties’ data security is limited. There can be no assurance that any security measures that we or our third-party service providers, including third-party providers of cloud infrastructure services, have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products. While we maintain measures designed to protect the integrity, confidentiality, and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, unavailability, modification, misuse, loss, destruction, or other processing of such data. Due to political uncertainty and military actions associated with the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations, and platform. Unauthorized access to, other security breaches of, or security incidents affecting, systems, networks, and data of our vendors, contractors, or those with which we have strategic relationships, even if not resulting in an actual or perceived breach of our customers’ networks, systems, or data, could result in the loss, compromise, unavailability, corruption, or other unauthorized processing of data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflationary pressures, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 27% and 29% of our revenue outside of the United States for the three months ended July 31, 2022 and 2021, respectively. We generated 27% and 28% of our revenue outside of the United States for the six months ended July 31, 2022 and 2021, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:

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

In addition, a large percentage of our workforce is new to our company. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business.

Additionally, the growth of our direct sales force leads to increasing difficulty and complexity in its organization, management, and leadership, at which we may prove unsuccessful. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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

Operating as a remote-first company may make it more difficult for us to preserve our corporate culture, and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that many employees working remotely will not have a negative impact on workforce morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, and Connecticut. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements would increase the cost and complexity of operating our business and increase our exposure to liability.

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

European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce, to which we have self-certified, was invalidated in the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented over time. The United Kingdom also has adopted new standard contractual clauses, or the UK SCCs, become effective as of March 21, 2022, and which also are required to be implemented over time. The CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.

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

As of July 31, 2022, we had U.S. federal and state net operating loss carryforwards of $647.8 million and $498.3 million, respectively, which may be utilized against future income taxes and begin to expire in 2034 and 2025 for federal and state purposes, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

Legislation or other changes to U.S. tax laws, including those that increase the U.S. corporate tax rate, could impact the tax treatment of our earnings. The United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. Due to expansion of our international business activities, such proposed changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, and the risks associated with climate change could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity, drought, and wildfires, and the resultant air quality impacts and power outages associated with such wildfires. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as we have a largely remote workforce.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, our executive officers and directors and their affiliates together hold and/or control approximately 40% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 25% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

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

Further, as of July 31, 2022, up to 6,428,548 shares of our Class B common stock and up to 16,140,799 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 26,455,055 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our IPO, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior July 31st, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

None.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.2	12/13/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: September 2, 2022	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2022	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)