Form 10-Q
period 2022-10-31
HashiCorp, Inc.
filed 2022-12-07
CIK 1720671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022 OR
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

As of December 1, 2022, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 81,949,871 and 106,018,333, respectively.

HashiCorp, Inc.

Form 10-Q

For the Quarterly Period Ended October 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HASHICORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	October 31, 2022	January 31, 2022

Assets
Current assets
Cash and cash equivalents	$1,274,901	$1,355,828
Accounts receivable, net	115,279	126,812
Deferred contract acquisition costs	37,317	32,205
Prepaid expenses and other current assets	14,437	17,744
Total current assets	1,441,934	1,532,589
Deferred contract acquisition costs, non-current	73,505	57,126
Other assets, non-current	37,926	33,960
Total assets	$1,553,365	$1,623,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,367	$14,267
Accrued expenses and other current liabilities	7,309	7,672
Accrued compensation and benefits	53,204	56,939
Deferred revenue	220,579	206,416
Customer deposits	21,569	23,383
Total current liabilities	319,028	308,677
Deferred revenue, non-current	13,603	16,873
Other liabilities, non-current	13,528	15,834
Total liabilities	346,159	341,384
Commitments and contingencies (note 8)
Stockholders’ equity
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of October 31, 2022 and January 31, 2022, respectively; 77,447 and 30,597 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of October 31, 2022 and January 31, 2022, respectively; 110,394 and 151,570 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	2	2
Additional paid-in capital	1,938,244	1,788,390
Accumulated deficit	(731,041)	(506,102)
Total stockholders’ equity	1,207,206	1,282,291
Total liabilities and stockholders’ equity	$1,553,365	$1,623,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	$17,823	$9,892	$43,505	$31,850
Support	89,500	64,894	252,965	175,782
Cloud-hosted services	12,875	5,357	32,344	11,699
Total subscription revenue	120,198	80,143	328,814	219,331
Professional services and other	5,143	2,078	11,287	4,915
Total revenue	125,341	82,221	340,101	224,246
Cost of revenue:
Cost of license	393	37	1,146	167
Cost of support	12,149	6,884	35,259	23,568
Cost of cloud-hosted services	5,849	2,526	16,378	7,723
Total cost of subscription revenue	18,391	9,447	52,783	31,458
Cost of professional services and other	4,157	1,692	10,694	5,276
Total cost of revenue	22,548	11,139	63,477	36,734
Gross profit	102,793	71,082	276,624	187,512
Operating expenses:
Sales and marketing	92,872	53,511	260,798	142,380
Research and development	53,887	25,655	148,947	68,703
General and administrative	33,372	13,450	101,278	38,478
Total operating expenses	180,131	92,616	511,023	249,561
Loss from operations	(77,338)	(21,534)	(234,399)	(62,049)
Interest income	8,584	17	13,126	216
Other expenses, net	(2,882)	(16)	(2,922)	(126)
Loss before income taxes	(71,636)	(21,533)	(224,195)	(61,959)
Provision for income taxes	322	418	744	479
Net loss	$(71,958)	$(21,951)	$(224,939)	$(62,438)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.38)	$(0.33)	$(1.22)	$(0.94)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	187,080	66,782	185,124	66,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2022	-	$-	182,167	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	-	-	839	-	521	-	521
Vesting of early exercised stock options	-	-	-	-	3	-	3
Issuance of common stock upon settlement of restricted stock units	-	-	710	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(8)	-	(125)	-	(125)
Stock-based compensation	-	-	-	-	47,141	-	47,141
Net loss	-	-	-	-	-	(78,217)	(78,217)
Balance as of April 30, 2022	-	$-	183,708	$3	$1,835,930	$(584,319)	$1,251,614
Issuance of common stock upon exercise of stock options	-	-	786	-	1,645	-	1,645
Vesting of early exercised stock options	-	-	-	-	2	-	2
Issuance of common stock upon settlement of restricted stock units	-	-	1,477	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(2)	-	(77)	-	(77)
Issuance of common stock under employee stock purchase plan	-	-	351	-	8,501	-	8,501
Stock-based compensation	-	-	-	-	43,309	-	43,309
Net loss	-	-	-	-	-	(74,764)	(74,764)
Balance as of July 31, 2022	-	$-	186,320	$3	$1,889,310	$(659,083)	$1,230,230
Issuance of common stock upon exercise of stock options	-	-	491	-	989	-	989
Vesting of early exercised stock options	-	-	-	-	1	-	1
Issuance of common stock upon settlement of restricted stock units	-	-	1,032	-	-	-	-
Tax withholdings on settlement of restricted stock units	-	-	(2)	-	(20)	-	(20)
Stock-based compensation	-	-	-	-	47,964	-	47,964
Net loss	-	-	-	-		(71,958)	(71,958)
Balance as of October 31, 2022	-	$-	187,841	$3	$1,938,244	$(731,041)	$1,207,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands) (unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2021	94,128	$349,113	65,578	$1	$94,159	$(215,964)	$(121,804)
Issuance of common stock upon exercise of stock options	-	-	841	-	1,851	-	1,851
Vesting of early exercised stock options	-	-	-	-	9	-	9
Issuance of common stock for restricted stock awards	-	-	5	-	-	-	-
Stock-based compensation	-	-	-	-	1,726	-	1,726
Net loss	-	-	-	-	-	(15,586)	(15,586)
Balance as of April 30, 2021	94,128	$349,113	66,424	$1	$97,745	$(231,550)	$(133,804)
Issuance of common stock upon exercise of stock options	-	-	228	-	487	-	487
Vesting of early exercised stock options	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	-	1,498	-	1,498
Net loss	-	-	-	-	-	(24,901)	(24,901)
Balance as of July 31, 2021	94,128	$349,113	66,652	$1	$99,734	$(256,451)	$(156,716)
Issuance of common stock upon exercise of stock options	-	-	457	-	1,038	-	1,038
Vesting of early exercised stock options	-	-	-	-	2	-	2
Issuance of common stock upon settlement of restricted stock units	-	-	5	-	-	-	-
Stock-based compensation	-	-	-	-	1,542	-	1,542
Net loss	-	-	-	-	-	(21,951)	(21,951)
Balance as of October 31, 2021	94,128	$349,113	67,114	$1	$102,316	$(278,402)	$(176,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(224,939)	$(62,438)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	135,372	4,766
Depreciation and amortization expense	3,178	1,478
Non-cash operating lease cost	2,135	1,685
Other	(8)	69
Changes in operating assets and liabilities:
Accounts receivable	11,541	7,919
Deferred contract acquisition costs	(21,491)	(22,397)
Prepaid expenses and other assets	3,391	(4,327)
Accounts payable	2,100	3,818
Accrued expenses and other liabilities	(2,663)	(2,162)
Accrued compensation and benefits	(3,735)	12,838
Deferred revenue	10,893	12,770
Customer deposits	(1,814)	(3,236)
Net cash used in operating activities	(86,040)	(49,217)
Cash flows from investing activities
Purchases of property and equipment	(140)	(86)
Capitalized internal-use software	(6,174)	(4,652)
Net cash used in investing activities	(6,314)	(4,738)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(222)	-
Proceeds from issuance of common stock upon exercise of stock options	3,155	3,376
Proceeds from issuance of common stock under employee stock purchase plan	8,501	-
Payments of deferred offering costs	-	(2,028)
Net cash provided by financing activities	11,434	1,348
Net decrease in cash, cash equivalents, and restricted cash	(80,920)	(52,607)
Cash, cash equivalents, and restricted cash beginning of period	1,357,613	272,576
Cash, cash equivalents, and restricted cash end of period	$1,276,693	$219,969
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,090	$655
Cash paid for operating lease liabilities	$2,827	$2,364
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for new lease obligations	$-	$2,036
Unpaid deferred offering costs	$-	$1,818
Capitalized stock-based compensation expense	$3,042	$-

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended October 31, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or any other period.

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

Comprehensive Loss

Comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ deficit but are excluded from net loss. The Company did not have any other comprehensive loss transactions during the period presented. Accordingly, comprehensive loss is equal to net loss.

Restricted Cash

Restricted cash constitutes letters of credit established according to the requirements under certain non-cancellable operating lease agreements and is included in other assets, non-current in the condensed consolidated balance sheets. As of October 31, 2022 and January 31, 2022, the Company maintained $1.8 million in restricted cash.

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

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (dollars in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

License	$17,823	14%	$9,892	12%	$43,505	13%	$31,850	14%
Support	89,500	72	64,894	78	252,965	74	175,782	79
Cloud-hosted services	12,875	10	5,357	7	32,344	10	11,699	5
Total subscription revenue	120,198	96	80,143	97	328,814	97	219,331	98
Professional services and other	5,143	4	2,078	3	11,287	3	4,915	2
Total revenue	$125,341	100%	$82,221	100%	$340,101	100%	$224,246	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (dollars in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

United States	$91,503	73%	$60,975	74%	$247,695	73%	$163,785	73%
Rest of the world	33,838	27	21,246	26	92,406	27	60,461	27
Total	$125,341	100%	$82,221	100%	$340,101	100%	$224,246	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Balance, beginning of period	$226,812	$146,105	$223,289	$147,297
Deferred revenue billings including reclassification to deferred revenue from customer deposits	131,351	95,957	350,879	236,077
Recognition of revenue, net of change in unbilled accounts receivable*	(123,981)	(81,995)	(339,986)	(223,307)
Balance, end of period	$234,182	$160,067	$234,182	$160,067
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$123,981	$81,995	$339,986	$223,307
Increase in total unbilled accounts receivable	1,360	226	115	939
Revenue reported per consolidated statements of operations	$125,341	$82,221	$340,101	$224,246

Unbilled accounts receivable represent revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of October 31, 2022 and January 31, 2022, unbilled accounts receivable of approximately $3.0 million and $2.9 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2022 and January 31, 2022, the Company had $531.8 million and $428.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of October 31, 2022 and January 31, 2022, the Company expected to recognize approximately 61% and 63%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

RPOs exclude customer deposits, which are refundable pre-paid amounts that are expected to be recognized as revenue in future periods. These balances are included in customer deposits in the condensed consolidated balance sheets and are classified as current because contractually customers can cancel these obligations with 30 days' written notice. The customer deposit balance is amortized to revenue over the term of the underlying contract as the customer’s right to cancel expires. If no contracts with customers are cancelled, the existing customer deposit balance will be recognized to revenue over the remaining stated term of the underlying contract which may be over the next 12 months or longer as follows (in thousands):

	As of
	October 31, 2022	January 31, 2022

Within the next 12 months	$19,102	$20,324
After the next 12 months	2,467	3,059
Total	$21,569	$23,383

4. Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of October 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$217,559	$-	$-	$217,559
Total cash and cash equivalents	217,559	-	-	217,559
Total assets measured at fair value	$217,559	$-	$-	$217,559
Included in cash and cash equivalents				$217,559

	Fair Value Measurement As of January 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$1,129,436	$-	$-	$1,129,436
Total cash and cash equivalents	1,129,436	-	-	1,129,436
Total assets measured at fair value	$1,129,436	$-	$-	$1,129,436
Included in cash and cash equivalents				$1,129,436

Money market funds are cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

The unaudited condensed consolidated financial statements as of October 31, 2022 and January 31, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the three and nine months ended October 31, 2022.

5. Balance Sheet Components

Other Assets, Non-Current

Other assets, non-current are comprised of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Property and equipment, net	$22,136	$15,897
Operating lease right-of-use assets	13,285	15,420
Other	2,505	2,643
Total other assets, non-current	$37,926	$33,960

Property and Equipment, Net

Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated	As of
	Useful life	October 31, 2022	January 31, 2022
Furniture and fixtures	5 years	$1,278	$1,266
Computers, equipment and software	3 years	534	532
Capitalized internal-use software development costs	5 years	22,080	12,209
Leasehold improvements	Shorter of useful life or lease term	5,119	5,008
Construction in progress(1)		15	655
Total property and equipment		29,026	19,670
Less: accumulated depreciation and amortization		(6,890)	(3,773)
Property and equipment, net		$22,136	$15,897

(1) This represents internal-use software not yet available for general release.

Total property and equipment depreciation and amortization expense for the three months ended October 31, 2022 and 2021 was $1.2 million and $0.6 million, respectively. Total property and equipment depreciation and amortization expense for the nine months ended October 31, 2022 and 2021 was $3.1 million and $1.5 million, respectively.

The Company capitalized $3.9 million and $1.8 million in internal-use software development costs for the three months ended October 31, 2022 and 2021, respectively, and $9.2 million and $4.7 million for the nine months ended October 31, 2022 and 2021, respectively. Amortization expense associated with internal-use software development costs totaled $0.9 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively, and $2.3 million and $0.7 million for the nine months ended October 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Accrued expenses	$1,557	$3,925
Operating lease liabilities	3,302	3,130
Other current liabilities	2,450	617
Total accrued expenses and other current liabilities	$7,309	$7,672

Accrued Compensation and Benefits

Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Accrued commissions	$12,165	$15,993
Accrued vacation	19,795	15,970
Accrued payroll and withholding taxes	9,928	18,885
ESPP employee contributions	8,135	2,709
Accrued bonus	2,219	2,632
Other	962	750
Total accrued compensation and benefits	$53,204	$56,939

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs for nine months ended October 31, 2022 and 2021 (in thousands):

	As of
	October 31, 2022	October 31, 2021
Beginning balance	$89,331	$50,245
Capitalization of contract acquisition costs	53,002	39,125
Amortization of deferred contract acquisition costs	(31,511)	(16,728)
Ending balance	110,822	72,642
Deferred contract acquisition costs, current	$37,317	$23,571
Deferred contract acquisition costs, non-current	73,505	49,071
Total deferred contract acquisition costs	$110,822	$72,642

There were no impairment losses recognized for deferred contract acquisition costs during the three and nine months ended October 31, 2022 and 2021.

Other Liabilities, Non-Current

Other liabilities, non-current are comprised of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Operating lease liabilities, non-current	$12,983	$15,483
Other	545	351
Total other liabilities, non-current	$13,528	$15,834

6. Credit Facility

On November 23, 2020, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., (the "Loan Agreement"). This Loan Agreement provided the Company a revolving line of credit, which expires on November 23, 2023. Under the Loan Agreement, the Company was able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit would accrue at the adjusted LIBOR rate plus 3.00%. The Company would also incur a commitment fee of 0.30% for any unused portion of the credit facility. On July 28, 2022, the Company terminated the Loan Agreement in accordance with the terms of such agreement. As of the date of termination and January 31, 2022, the Company had no balance outstanding under the Loan Agreement.

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

Lease costs

Lease costs were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Short-term lease costs	$39	$81	$184	$243
Operating lease costs	878	781	2,634	2,228
Total lease costs	$917	$862	$2,818	$2,471

Variable lease cost was not significant for the three and nine months ended October 31, 2022 and 2021. There were no other lease components for the periods presented.

Lease term and discount rate information are summarized as follows:

As of October 31, 2022
Weighted average remaining lease terms (in years)	4.4
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of October 31, 2022 are as follows (in thousands):

Years Ending January 31,	Amount
2023 (remaining three months)	$955
2024	3,924
2025	4,150
2026	3,734
2027	3,737
Thereafter	1,277
Total minimum lease payments	17,777
Less imputed interest	(1,492)
Present value of future minimum lease payments	16,285
Less current lease liabilities	(3,302)
Operating lease liabilities, non-current	$12,983

Current operating lease liabilities are included in accrued expenses and other current liabilities, and non-current operating lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no operating right-of-use asset impairment losses in the three and nine months ended October 31, 2022 and 2021.

8. Commitments and Contingencies

Letter of credit

The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of October 31, 2022 and January 31, 2022.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of October 31, 2022.

9. Common Stock and Stockholders' Equity (Deficit)

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes.

Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Upon exercise, release, or transfer to a broker, equity plan administrator or other nominee, holders of shares of Class B common stock can convert Class B common stock to Class A common stock. Once converted or transferred and converted into Class A common stock, the Class B common stock may not be reissued. For the nine months ended October 31, 2022, a total of 41,176,043 shares of Class B common stock have been converted into Class A common stock.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	October 31, 2022	January 31, 2022
Options outstanding	10,078	12,381
Restricted stock units outstanding	12,155	10,406
Remaining shares available for future issuance under the 2021 Equity Incentive Plan	21,900	17,561
2021 Employee Stock Purchase Plan	3,370	1,900
Total	47,503	42,248

A total of 21,900,058 shares of the Company’s Class A common stock shares are available for issuance under the 2021 Equity Incentive Plan ("2021 Plan") as of October 31, 2022.

Stock Options

The following table summarizes stock option activity for the 2021 Plan (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2022	12,381	$1.93	5.7	$798,374
Stock options exercised	(2,116)	$1.47		$74,101
Stock options cancelled/forfeited/expired	(187)	$3.56
Balance as of October 31, 2022	10,078	$2.00	5.0	$289,668
Exercisable as of October 31, 2022	9,557	$1.70	4.9	$277,511

No options were granted during the three and nine months ended October 31, 2022.

Exercisable shares consist of 9,557,057 shares that are vested as of October 31, 2022. All shares with an early exercise provision have fully vested as of October 31, 2022.

The total grant-date fair value of stock options vested was $3.8 million and $4.9 million during the nine months ended October 31, 2022 and 2021, respectively.

The total intrinsic value of options exercised during the nine months ended October 31, 2022 and 2021 were $74.1 million and $61.4 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2014 Stock Plan ("2014 Plan") and the 2021 Plan is as follows (shares in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2022	10,406	$37.46
RSUs granted	6,264	$43.99
RSUs released	(3,219)	$32.65
RSUs cancelled	(1,296)	$36.42
Outstanding and unvested at October 31, 2022	12,155	$42.21

The total grant-date fair value of RSUs vested was $105.1 million during the nine months ended October 31, 2022. There were no RSUs released during the nine months ended October 31, 2021 as the Company was private and the performance condition for these RSUs was not met during the nine months ended October 31, 2021.

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective upon completion of the Company's IPO. A total of 3,370,329 shares of Class A common stock are available for sale under the ESPP. For the nine months ended October 31, 2022, the Company recognized $9.1 million of stock-based compensation expense related to the ESPP. As of October 31, 2022, unrecognized stock-based compensation expense related to the ESPP was approximately $18.3 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company’s current offering period began June 16, 2022 and is expected to end June 15, 2024.

During the nine months ended October 31, 2022, employees purchased 351,284 shares of our common stock under the ESPP at a purchase price of $24.20 per share, resulting in total cash proceeds of $8.5 million. ESPP employee payroll contributions accrued as of October 31, 2022 and January 31, 2022 were $8.1 million and $2.7 million, respectively, and are reported within accrued compensation and benefits in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2022 will be used to purchase shares at the end of the current purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.

The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover occurred when the Company’s closing stock price on June 15, 2022 was below the closing stock price on December 8, 2021, triggering a new 24-month offering period through June 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $4.9 million. The unrecognized compensation cost from the original offering plus the incremental compensation cost as a result of the modification is recognized over the requisite service period of the new 24-month offering through June 15, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of support	$2,152	$193	$6,332	$378
Cost of cloud-hosted services	792	1	2,118	6
Cost of professional services and other	722	12	2,102	36
Sales and marketing	15,398	525	44,212	1,748
Research and development	14,988	436	40,233	1,272
General and administrative	12,658	375	40,375	1,326
Stock-based compensation expense, net of amounts capitalized	$46,710	$1,542	$135,372	$4,766
Capitalized stock-based compensation	1,254	-	3,042	-
Total stock-based compensation expense	$47,964	$1,542	$138,414	$4,766

As of October 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was approximately $2.1 million and $389.1 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 and 2.9 years, respectively.

10. Net Loss Per Share Attributable to Common Stockholders

For periods in which there were shares of Class A and Class B common stock outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting, converting, and transfer rights. Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings would be allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Numerator:
Net loss	$(71,958)	$(21,951)	$(224,939)	$(62,438)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	187,080	66,782	185,124	66,313
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.38)	$(0.33)	$(1.22)	$(0.94)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Redeemable convertible preferred stock	-	94,128	-	94,128
Outstanding stock options and restricted stock units	22,233	26,666	22,233	26,666
Share purchase rights under the ESPP	1,491	-	1,239	-
Class A and Class B common stock subject to repurchase	-	7	-	7
Total	23,724	120,801	23,472	120,801

11. Income Taxes

The Company determined its income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the nine months ended October 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

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

•
market risks relevant to our operations in the United States and internationally;

•
the future of our industry;

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

Customers of our fully-managed cloud platform, HCP, can either use our offering on a consumption-based model, or can purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption and revenue from them is recognized based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.

We sell to organizations of all sizes across a broad range of industries, with a particular focus on enterprises that are managing and moving an increasing amount of business-critical processes, applications, and large volumes of data to the cloud. Ultimately, we believe all enterprises will need to transition to the cloud to reduce operational burden, improve scalability and elasticity, and increase agility. We plan to continue to invest in our direct sales force to grow our large enterprise base domestically and internationally.

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

We operate an adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt an open-source use case of Terraform. After initial use of the open-source product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of October 31, 2022 and 2021, our trailing four-quarter average net dollar retention rate was 134% and 127%, respectively.

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

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of October 31, 2022, we served 3,899 customers spanning organizations of a broad range of sizes and industries, compared to over 2,392 as of October 31, 2021.

We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the open-source community, and effectiveness of our marketing and community-building efforts. As of October 31, 2022, over 420 of the Forbes Global 2000 were our customers. We believe this demonstrates that our products have been adopted by many of the largest enterprises, and that there is substantial opportunity to further cultivate these large customers.

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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of October 31, 2022 and 2021, our trailing four-quarter average net dollar retention rate was 134% and 127%, respectively. We believe this demonstrates the stickiness of our products and our offerings as a whole.

Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended October 31, 2022 and 2021, HCP subscription revenue was $12.9 million and $5.4 million. For the nine months ended October 31, 2022 and 2021, HCP subscription revenue was $32.3 million and $11.7 million.

Accelerating Technology Leadership and Product Expansion

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We have built highly differentiated products that we believe have the ability to adapt and evolve with the support of our engineering expertise, our approach to innovation, our open-source community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners, and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, and launch of Boundary and Waypoint in September 2020. We see continued adoption from our customers in our new products and innovations and, as of October 31, 2022, 46% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.

Expanding Internationally

We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended October 31, 2022 and 2021, 27% and 26% of our revenue, respectively, was generated by customers outside of the United States. For the nine months ended October 31, 2022 and 2021, 27% of our revenue, in both periods, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	October 31, 2022	January 31, 2022
	(dollars in millions)
Total customers	3,899	2,715
Total customers with $100,000 or greater ARR	760	655
Subscription revenue from HCP (and its predecessor cloud offerings)(1)	$32.3	$18.5
RPOs	$531.8	$428.8
Non-GAAP RPOs(2)	$553.4	$452.2

(1)
Represents subscription revenue for the nine months ended October 31, 2022 and for the twelve months ended January 31, 2022
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 89% and 87% of revenue for the three months ended October 31, 2022 and 2021, respectively. Customers with $100,000 or greater ARR represented 88% and 87% of revenue for the nine months ended October 31, 2022 and 2021, respectively.

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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of October 31, 2022 and January 31, 2022, our RPOs were $531.8 million, and $428.8 million, respectively. As of October 31, 2022, we expect to recognize approximately 61% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of October 31, 2022 and January 31, 2022, non-GAAP RPOs were $553.4 million, and $452.2 million, respectively. As of October 31, 2022, we expect to recognize 62% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our non-GAAP RPOs to our GAAP RPOs for the periods presented (in thousands):

	As of
	October 31, 2022	January 31, 2022

GAAP RPOs
GAAP short-term RPOs	$322,406	$268,911
GAAP long-term RPOs	209,383	159,923
Total GAAP RPOs	$531,789	$428,834
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$19,102	$20,324
Customer deposits expected to be recognized after the next 12 months	2,467	3,059
Total customer deposits	$21,569	$23,383
Non-GAAP RPOs
Non-GAAP short-term RPOs	$341,508	$289,235
Non-GAAP long-term RPOs	211,850	162,982
Total Non-GAAP RPOs	$553,358	$452,217

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
GAAP net cash used in operating activities	$(86,040)	$(49,217)
Add: purchases of property and equipment	(140)	(86)
Add: capitalized internal-use software	(6,174)	(4,652)
Free cash flow	$(92,354)	$(53,955)
GAAP net cash used in operating activities as a percentage of revenue	(25)%	(22)%
Free cash flow as a percentage of revenue	(27)%	(24)%

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

Key Components of Results of Operations

Revenue

We generate revenue primarily from software subscriptions and, to a lesser extent, professional services and other revenue. Our software subscriptions are currently predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. We also offer the HashiCorp Cloud Platform, or HCP, our fully-managed cloud platform for multiple products.

Subscription revenue. We generate revenue primarily from subscriptions which include licenses of proprietary features, support and maintenance revenue, and cloud-hosted services.

Our contracts for self-managed software consist of term licenses that provide the customer with a right to use the software for a fixed term commencing upon delivery to the customer, bundled with support and maintenance for the term of the license period. Support and maintenance (collectively referred to as Support Revenue in the condensed consolidated statements of operations) are not sold on a stand-alone basis. Our self-managed Subscription Revenue is disaggregated into License Revenue and Support Revenue in the consolidated statement of operations. The Company does not have observable standalone sales to determine the Standalone Selling Price (SSP) for its licenses or its support as they are not sold separately. The Company developed a model to estimate relative SSP for each performance obligation using an “expected cost-plus margin” approach. This model uses observable data points to develop the main assumptions including the estimated useful life of the intellectual property and appropriate margins.

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

Other Expenses, Net

Other expenses, net consists primarily of interest expense, and foreign exchange gains and losses.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	$17,823	$9,892	$43,505	$31,850
Support	89,500	64,894	252,965	175,782
Cloud-hosted services	12,875	5,357	32,344	11,699
Total subscription revenue	120,198	80,143	328,814	219,331
Professional services and other	5,143	2,078	11,287	4,915
Total revenue	125,341	82,221	340,101	224,246
Cost of revenue:
Cost of license	393	37	1,146	167
Cost of support	12,149	6,884	35,259	23,568
Cost of cloud-hosted services	5,849	2,526	16,378	7,723
Total cost of subscription revenue(1)	18,391	9,447	52,783	31,458
Cost of professional services and other(1)	4,157	1,692	10,694	5,276
Total cost of revenue(1)	22,548	11,139	63,477	36,734
Gross profit	102,793	71,082	276,624	187,512
Operating expenses:
Sales and marketing(1)	92,872	53,511	260,798	142,380
Research and development(1)	53,887	25,655	148,947	68,703
General and administrative(1)	33,372	13,450	101,278	38,478
Total operating expenses	180,131	92,616	511,023	249,561
Loss from operations	(77,338)	(21,534)	(234,399)	(62,049)
Interest income	8,584	17	13,126	216
Other expenses, net	(2,882)	(16)	(2,922)	(126)
Loss before income taxes	(71,636)	(21,533)	(224,195)	(61,959)
Provision for income taxes	322	418	744	479
Net loss	$(71,958)	$(21,951)	$(224,939)	$(62,438)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
			(in thousands)
Cost of revenue:
Cost of support	$2,152	$193	$6,332	$378
Cost of cloud-hosted services	792	1	2,118	6
Total cost of subscription revenue	2,944	194	8,450	384
Cost of professional services and other	722	12	2,102	36
Total cost of revenue	3,666	206	10,552	420
Sales and marketing	15,398	525	44,212	1,748
Research and development	14,988	436	40,233	1,272
General and administrative	12,658	375	40,375	1,326
Total stock-based compensation expense, net of amounts capitalized	$46,710	$1,542	$135,372	$4,766

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	14%	12%	13%	14%
Support	72	79	74	79
Cloud-hosted services	10	7	10	5
Total subscription revenue	96	97	97	98
Professional services and other	4	3	3	2
Total revenue	100	100	100	100
Cost of revenue:
Cost of license	-	-	-	-
Cost of support	10	8	11	11
Cost of cloud-hosted services	5	3	5	3
Total cost of subscription revenue	15	11	16	14
Cost of professional services and other	3	3	3	2
Total cost of revenue	18	14	19	16
Gross profit	82	86	81	84
Operating expenses:
Sales and marketing	74	65	76	64
Research and development	43	31	44	31
General and administrative	27	16	30	17
Total operating expenses	144	112	150	112
Loss from operations	(62)	(26)	(69)	(28)
Interest income	7	-	4	-
Other expenses, net	(2)	-	(1)	-
Loss before income taxes	(57)	(26)	(66)	(28)
Provision for income taxes	-	1	-	-
Net loss	(57)%	(27)%	(66)%	(28)%

Comparison of Three Months Ended October 31, 2022 and 2021

Revenue

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License	$17,823	$9,892	$7,931	80
Support	89,500	64,894	24,606	38
Cloud-hosted services	12,875	5,357	7,518	140
Total subscription revenue	120,198	80,143	40,055	50
Professional services and other	5,143	2,078	3,065	147
Total revenue	$125,341	$82,221	$43,120	52

Subscription revenue increased by $40.1 million, or 50%, for the three months ended October 31, 2022 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $14.0 million for the three months ended October 31, 2022, as we increased our customer base by 63% from October 31, 2021 to October 31, 2022. The remaining $26.1 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 134% for the trailing four quarters ended October 31, 2022.

Professional services and other revenue increased by $3.1 million, or 147% for the three months ended October 31, 2022 compared to the same period of the prior year. This increase is mainly attributable to $2.0 million of revenue recognized from a resale contract commitment. The remaining increase was primarily due to increased delivery of professional services and the completion of certain professional services projects.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$393	$37	$356	962
Cost of support	12,149	6,884	5,265	76
Cost of cloud-hosted services	5,849	2,526	3,323	132
Total cost of subscription revenue	18,391	9,447	8,944	95
Cost of professional services and other	4,157	1,692	2,465	146
Total cost of revenue	$22,548	$11,139	$11,409	102

	Three Months Ended October 31,
	2022	2021
Gross margin
License	98%	100%
Support	86%	89%
Cloud-hosted services	55%	53%
Total subscription margin	85%	88%
Professional services and other	19%	19%
Total gross margin	82%	86%

Cost of subscription revenue increased by $8.9 million, or 95%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $7.2 million due to increases in headcount in our customer support organization. These employee-related expenses include a $2.8 million increase related to stock-based compensation expense. The increase in stock-based compensation expense is primarily related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and related to the ESPP which commenced in the fourth quarter of fiscal 2022. The increase in cost of subscription revenue was also attributable to a $0.2 million increase in spending on software and external services, a $0.8 million in cloud hosting fees, and a $0.6 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.

Cost of professional services and other revenue increased by $2.5 million, or 146%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase in cost of professional services and other revenue was driven by a $2.3 million increase in employee-related expenses due to higher headcount. These employee-related expenses included a $0.7 million increase in stock-based compensation expense. Our professional services and other margin was 19% for the three months ended October 31, 2022 and 2021. Our professional services and other gross margin was positive for the three months ended October 31, 2022 and 2021.

Gross margin was 82% and 86% for the three months ended October 31, 2022 and 2021, respectively, primarily due to the slight decrease in our subscription margin.

Operating Expenses

Sales and Marketing

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$92,872	$53,511	$39,361	74

Sales and marketing expenses increased by $39.4 million, or 74%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $32.3 million increase in employee-related costs due to a 35% increase in headcount in our sales and marketing organization from October 31, 2021 to October 31, 2022. These employee-related costs included a $14.9 million increase in stock-based compensation expense. The increase in employee-related costs also includes a $3.9 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Company events and marketing expenses increased $3.6 million, driven primarily by increases in advertising, sponsorships and internal and external conference costs. Software and subscription expenses and travel and entertainment increased by $0.5 million, and $2.1 million, respectively, driven by increased headcount and revenue growth.

Research and Development

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$53,887	$25,655	$28,232	110

Research and development expenses increased by $28.2 million, or 110% for the three months ended October 31, 2022 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $24.8 million increase in employee-related costs due to a 45% increase in research and development headcount from October 31, 2021 to October 31, 2022. These employee-related costs included a $14.5 million increase in stock-based compensation expense net of amounts capitalized to internal-use software. The remainder of the increase was attributable to increased software and subscription expenses of $1.2 million, and increased spending on company events, professional services, travel and entertainment and office and administrative of $1.2 million.

General and Administrative

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$33,372	$13,450	$19,922	148

General and administrative expenses increased by $19.9 million, or 148%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $17.0 million increase in employee-related costs due to a 46% increase in general and administrative headcount from October 31, 2021 to October 31, 2022, which included a $12.3 million increase in stock-based compensation expense. The remainder of the increase was attributable to $2.0 million increase of insurance costs increase, due to the insurance cost associated with being a public company.

Interest Income

Three Months Ended October 31,		Change
2022	2021	$	%

(in thousands, except percentages)
Interest income	$8,584	$17	$8,567	*

* Not meaningful

Interest income, increased by $8.6 million, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily due to increases in the yields resulting from the Federal Reserve's interest rate increases. During the three months ended October 31, 2022, the Company has redeemed its money market funds and re-invested these funds into interests bearing saving accounts.

Other Expenses, Net

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expenses, net	$(2,882)	$(16)	$(2,866)	*

* Not meaningful

Other expenses, net, increased by $2.9 million for the three months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily due to strengthening of the US dollar against other currencies, resulting in FX losses on our cash balances in foreign jurisdictions.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$322	$418	$(96)	(23)

Provision for income taxes decreased by $0.1 million, or 23%, for the three months ended October 31, 2022 compared to the same period of the prior year, primarily due to change in effective tax rate. We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the nine months ended October 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

Comparison of Nine Months Ended October 31, 2022 and 2021

Revenue

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License	$43,505	$31,850	$11,655	37
Support	252,965	175,782	77,183	44
Cloud-hosted services	32,344	11,699	20,645	176
Total subscription revenue	328,814	219,331	109,483	50
Professional services and other	11,287	4,915	6,372	130
Total revenue	$340,101	$224,246	$115,855	52

Subscription revenue increased by $109.5 million, or 50%, for the nine months ended October 31, 2022 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $39.9 million for the nine months ended October 31, 2022, as we increased our customer base by 63% from October 31, 2021 to October 31, 2022. The remaining $69.6 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 134% for the trailing four quarters ended October 31, 2022.

Professional services revenue increased by $6.4 million, or 130%, for the nine months ended October 31, 2022 compared to the same period of the prior year. This increase is mainly attributable to $3.5 million of revenue recognized from a resale contract commitment. The remaining increase was primarily due to increased delivery of professional services and the completion of certain professional services projects.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$1,146	$167	$979	586
Cost of support	35,259	23,568	11,691	50
Cost of cloud-hosted services	16,378	7,723	8,655	112
Total cost of subscription revenue	52,783	31,458	21,325	68
Cost of professional services and other	10,694	5,276	5,418	103
Total cost of revenue	$63,477	$36,734	$26,743	73

	Nine Months Ended October 31,
	2022	2021
Gross margin
License	97%	99%
Support	86%	87%
Cloud-hosted services	49%	34%
Total subscription margin	84%	86%
Professional services and other	5%	(7)%
Total gross margin	81%	84%

Cost of subscription revenue increased by $21.3 million, or 68%, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $16.8 million due to increases in headcount in our customer support organization. These employee-related expenses include a $8.1 million increase related to stock-based compensation expense. The increase in stock-based compensation expense is primarily related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and related to the ESPP which commenced in the fourth quarter of fiscal 2022. The increase in cost of subscription revenue was also attributable to a $1.1 million increase in spending on software and external services, a $2.1 million increase in cloud hosting fees, and a $1.3 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.

Cost of professional services and other increased by $5.4 million, or 103%, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase in cost of professional services and other was driven by a $5.0 million increase in employee-related expenses due to higher headcount and including a $2.1 million increase in stock-based compensation expense. The increases were also attributed to a $0.4 million increase in partner costs due to higher partner service hours. Our professional services and other gross margin has been negative in past, but are positive for the three months ended October 31, 2022 and 2021, and nine months ended October 31, 2022. Our professional services and other are generally priced at a low margin as compared to total subscription margin which, combined with allocated overhead, has resulted in a negative margin.

Gross margin was 81% and 84% for the nine months ended October 31, 2022 and 2021, respectively, primarily due to the decrease in our subscription margin and offset by a decrease in the negative margin from professional services and other.

Operating Expenses

Sales and Marketing

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$260,798	$142,380	$118,418	83

Sales and marketing expenses increased by $118.4 million, or 83%, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $97.2 million increase in employee-related costs due to a 35% increase in headcount in our sales and marketing organization from October 31, 2021 to October 31, 2022. These employee-related costs included a $42.5 million increase in stock-based compensation expense. The increase in employee-related costs also includes a $12.7 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Company events and marketing expenses increased $10.3 million, driven primarily by increases in advertising, sponsorships and internal and external conference costs. Travel and entertainment, allocated expenses for facilities and IT, software and subscription expenses, and office and administrative expenses increased by $4.5 million, $3.2 million, $2.6 million, and $0.5 million, respectively, driven by increased headcount and revenue growth.

Research and Development

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$148,947	$68,703	$80,244	117

Research and development expenses increased by $80.2 million, or 117% for the nine months ended October 31, 2022 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $71.7 million increase in employee-related costs due to a 45% increase in research and development headcount from October 31, 2021 to October 31, 2022. These employee related costs included a $39.0 million increase in stock-based compensation expense net of amounts capitalized to internal-use software. The remainder of the increase in research and development expenses was attributable to increased software and subscription expenses of $5.0 million, increased spending on company events, professional services, and travel and entertainment of $2.1 million total, and increased depreciation and amortization expenses of $1.0 million.

General and Administrative

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$101,278	$38,478	$62,800	163

General and administrative expenses increased by $62.8 million, or 163%, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily driven by a $57.1 million increase in employee-related costs due to a 46% increase in general and administrative headcount from October 31, 2021 to October 31, 2022. These employee-related costs included a $39.0 million increase in stock-based compensation expense. Insurance costs increased by $5.9 million, due to the insurance cost associated with being a public company. Software and subscription expenses also increased by $2.2 million. The increases are offset by a $1.6 million decrease in spending in professional services due to the completion of our IPO and a $1.0 million decrease in spending on annual all-hands employee summit as this in-person event was cancelled for fiscal year 2023 due to COVID-19.

Interest Income

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$13,126	$216	$12,910	*

* Not meaningful

Interest income increased by $12.9 million, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily due to increases in the yields resulting from the Federal Reserve's interest rate increases. During the nine months ended October 31, 2022, the Company has redeemed its money market funds and re-invested these funds into interests bearing saving accounts.

Other Expenses, Net

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expenses, net	$(2,922)	$(126)	$(2,796)	*

* Not meaningful

Other expenses, net, increased by $2.8 million, for the nine months ended October 31, 2022 compared to the same period of the prior year. The increase was primarily due to strengthening of the US dollar against other currencies, resulting in FX losses on our cash balances in foreign jurisdictions.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$744	$479	$265	55

Provision for income taxes increased by $0.3 million, for the nine months ended October 31, 2022 compared to the same period of the prior year, primarily due to change in effective tax rate and increase in profits from our subsidiaries. We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is unrealized federal and state tax benefits due to the full valuation allowance we have established in these jurisdictions. The provision for income taxes recorded in the nine months ended October 31, 2022 and 2021 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

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

As of October 31, 2022, we had cash and cash equivalents of $1,274.9 million and restricted cash of $1.8 million. Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. Our restricted cash constitutes cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable operating lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $731.0 million as of October 31, 2022, and negative cash flows from operations for the nine months ended October 31, 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(86,040)	$(49,217)
Net cash used in investing activities	$(6,314)	$(4,738)
Net cash provided by financing activities	$11,434	$1,348

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

Net cash used in operating activities during the nine months ended October 31, 2022 was $86.0 million, which resulted from a net loss of $224.9 million, adjusted for non-cash charges of $140.7 million and net cash outflow of $1.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $135.4 million for stock-based compensation expense, $3.2 million for depreciation and amortization expense, and $2.1 million for non-cash operating lease costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $21.5 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.7 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and accrued sales commissions, and an increase in accrued employee stock participation plan contributions, a $2.7 million decrease in accrued expenses and other liabilities, and a $1.8 million decrease in customer deposits from advance invoicing in accordance with our subscription contracts. The cash outflow was partially offset by a $11.5 million decrease in accounts receivable due to timing of billings and collections from our customers, a $10.9 million increase in deferred revenue due to increased billings, a $3.4 million decrease in prepaid expenses and other assets, and a $2.1 million increase in accounts payable due to the payment of costs related to our initial public offering and timing of payments to vendors.

Net cash used in operating activities during the nine months ended October 31, 2021 was $49.2 million, which resulted from a net loss of $62.4 million, adjusted for non-cash charges of $8.0 million and net cash inflow of $5.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.8 million for stock-based compensation expense, $1.7 million for non-cash operating lease costs, and $1.5 million for depreciation and amortization expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $12.8 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts, a $12.8 million increase in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes and our transition to a PTO model in the United States, a $7.9 million decrease in accounts receivable due to timing of collections from our customers, and a $3.8 million increase in accounts payable. The cash inflow was partially offset by a $22.4 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $4.3 million increase in prepaid expenses and other assets, a $0.3 million decrease in accrued expenses and other liabilities, a $1.8 million decrease in operating lease liabilities, and a $3.2 million decrease in customer deposits.

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2022 of $6.3 million was primarily comprised of $6.2 million capitalized internal-use software for our cloud platform and $0.1 million in purchases of property and equipment.

Net cash used in investing activities during the nine months ended October 31, 2021 of $4.7 million resulted primarily from $0.1 million in purchases of property and equipment and $4.7 million in capital expenditures for our cloud platform.

Financing Activity

Net cash provided by financing activities of $11.4 million during the nine months ended October 31, 2022 was due to $8.5 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $3.2 million net proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.

Net cash provided by financing activities of $1.3 million during the nine months ended October 31, 2021 was due to $3.4 million of proceeds from the exercise of stock options offset by $2.0 million of payments for deferred offering costs in anticipation of an initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the nine months ended October 31, 2022 as compared to those discussed in our fiscal 2022 Form 10-K.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. As of October 31, 2022, we had cash and cash equivalents of $1,274.9 million and restricted cash of $1.8 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and type of investments included in portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. Declines in interest rates, however, would reduce our future interest income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Risk Factors Summary

This risk factors summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

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

We have experienced rapid growth and increased demand for our offerings. Our total revenues for the three months ended October 31, 2022 and 2021 were $125.3 million and $82.2 million, respectively, representing an annual growth rate of 52% from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Our total revenues for the nine months ended October 31, 2022 and 2021 were $340.1 million and $224.2 million, respectively, representing an annual growth rate of 52% from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $72.0 million, and $22.0 million for the three months ended October 31, 2022 and 2021, respectively. We incurred a net loss of $224.9 million, and $62.4 million for the nine months ended October 31, 2022 and 2021, respectively. We had an accumulated deficit of $731.0 million as of October 31, 2022 and $506.1 million as of January 31, 2022. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which could cause our business, financial condition, and results of operations to suffer.

Our limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk that we will not be successful.

We were incorporated in Delaware in 2013. Because we began commercializing our software in 2016, much of our growth has occurred in recent years. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries. If we do not address these risks successfully, our business and results of operations will be adversely affected.

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

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our products and the products provided by our competitors. Even if the market in which we compete meets the size estimates and growth forecasts included in our public disclosures, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in our public disclosures should not be taken as indicative of our future growth.

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

The market for our products is developing and our competition is expected to increase over time. Our business is impacted by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing offerings, all of which may increase the competitive pressures that we face. We provide offerings to address the needs of a wide variety of prospective customers that compete with other approaches and solutions. For example, internal IT teams sometimes attempt to “do it themselves” using open-source software. While individuals and small teams can sometimes use our open-source products to solve their technical problems, larger enterprises face more complex needs that require our commercial products. For select companies adopting a single-cloud solution, we compete with the well-established public cloud providers such as Amazon Web Services, or AWS, and their in-house offerings. We also compete with similar in-house offerings from Microsoft Azure, Google Cloud Platform, and other cloud providers; legacy providers with point products such as CyberArk, VMware, and IBM; and alternative open-source projects, such as Google Istio.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflationary pressures, recessionary economic cycles, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 27% and 26% of our revenue outside of the United States for the three months ended October 31, 2022 and 2021, respectively. We generated 27% of our revenue outside of the United States for the nine months ended October 31, 2022 and 2021, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:

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
•
changes in a specific country’s or region’s political or economic conditions, including, but not limited to, inflationary pressures, recessionary economic cycles, and resulting governmental responses;

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

Our industry is generally characterized by significant competition for skilled personnel as well as high employee attrition. Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

Historically our business has been highly seasonal, with the highest percentage of our sales occurring in our fiscal fourth quarter due to increased buying patterns of our enterprise customers prior to the end of the year and a lower percentage of our sales in our second fiscal quarter due to the summer vacation slowdown that impacts many of our customers. We expect these seasonal trends to continue. We may also experience fluctuations due to factors that may be outside of our control that affect customer engagement with our platform. Additionally, activity levels may remain unpredictable due to the COVID-19 pandemic and uncertainties about the future, including the effectiveness of vaccines against various strains of the virus and macroeconomic impacts of the Russia/Ukraine military conflict, inflationary pressures, or recessionary economic cycles. Episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or existing seasonal trends may become more extreme.

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

We sell to U.S. federal governmental agency customers. Sales to such entities currently constitute a small portion of our revenue. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate meaningful sales. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained such revised certification or certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.

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

As of October 31, 2022, we had U.S. federal and state net operating loss carryforwards of $652.1 million and $486.5 million, respectively, which may be utilized against future income taxes and begin to expire in 2034 and 2025 for federal and state purposes, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole. There is also no guarantee that a future outbreak of COVID-19 or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, our executive officers and directors and their affiliates together hold and/or control approximately 42% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 28% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

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

Further, as of October 31, 2022, up to 6,283,438 shares of our Class B common stock and up to 15,949,604 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 25,270,387 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Incorporated by Reference
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

Date: December 7, 2022	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2022	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)