Form 10-K
period 2023-01-31
HashiCorp, Inc.
filed 2023-03-27
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-41121

HashiCorp, Inc.

(Exact name of Registrant as specified in its charter)
Delaware		32-0410665
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $36.24 for shares of the registrant’s Class A common stock on July 29, 2022 (the last business day of the registrant's second fiscal quarter), as reported by the Nasdaq Global Select Market on such date, was approximately $2.0 billion.
As of March 22, 2023 the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 95,880,820 and 95,454,625, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

HashiCorp, Inc.
Form 10-K
For the Fiscal year Ended January 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. In particular, information appearing under the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•our future operating and financial performance, ability to generate positive cash flow and ability to achieve and sustain profitability;
•our ability to attract and retain customers to use our products;
•our ability to successfully anticipate and satisfy customer demands, including through the introduction of new features, products or services and the provision of professional services;
•our ability to increase usage of our platform and sell additional products to existing customers;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•the estimated addressable market opportunity for our products and growth rate of those markets;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to continue to build and maintain credibility with the developer community;
•our ability to form new and expand existing strategic partnerships;
•our ability to maintain the security of our software and adequately address privacy concerns;
•our ability to accurately forecast our sales cycle and make changes to our pricing model;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the future trading prices of shares of our Class A common stock;
•the effects of health epidemics;
•the effects of disruptions due to heightened risk of cybersecurity attacks, malware, ransomware, hacking, or similar breaches;
•our ability to compete effectively with existing competitors and new market entrants;
•market risks relevant to our operations in the United States and internationally;
•the future of our industry;
•the rate at which significant changes occur in our industry;
•the effects of any existing or future claims or litigation;
•the effects of inflation, including the volatility in the rate of inflation; and
•our ability to comply with modified or new laws and regulations applying to our business.
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to our view of events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K, or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

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
Organizations today are undergoing a digital transformation across every business function, driven by competition and ever-increasing consumer expectations. Underlying this digital transformation is a re-platforming of static on-premises infrastructure to dynamic and distributed cloud infrastructure. In this dynamic world, existing procedures are too inefficient to scale with distributed, multi-cloud infrastructure. Inconsistent, fragmented technologies and processes are time consuming and resource intensive to manage, exacerbated by inefficient, linear ticket-driven workflows that cannot facilitate scaled, real-time operations. This digital transformation demands a new cloud operating model for enterprise information technology, or IT, requiring automation to provision, secure, connect, and run infrastructure at scale and in real time. At HashiCorp, we build industry-leading products that enable this cloud operating model and accelerate cloud adoption. Our primary commercial products are Terraform, Vault, Consul, and Nomad:
•Terraform is our infrastructure provisioning product that allows users to easily set up and manage IT infrastructure. Terraform enables IT operations teams to apply an Infrastructure-as-Code approach, where processes and configuration required to support applications are codified and automated instead of being manual and ticket-based. Terraform is cloud-neutral, supporting all major public and private clouds, and has a broad ecosystem of more than a thousand integrations with multiple cloud, software, and hardware platforms.
•Vault is our secrets management and data protection product. Using Vault, security teams can apply policies based on application and user identity, integrating with both on-premises and cloud-native identity providers, to govern access to credentials and secure sensitive data. Vault makes it simple for practitioners to deploy zero-trust security and automate complex workflows.
•Consul is our application-centric networking automation product. It enables practitioners to manage application traffic, security teams to secure and restrict access between applications, and operations teams to automate the underlying network infrastructure.
•Nomad is our scheduler and workload orchestrator that enables organizations to deploy and manage applications. It provides practitioners with a self-service interface to manage the application lifecycle.
Our products can be adopted individually and are also designed to work together as a stack in order to solve larger, more complex challenges. For instance, deploying Vault, Consul, and Boundary is the basis for a complete Zero Trust security architecture with identity-driven controls, offering a full range of authentication, authorization, and access management for human users or machines, like servers or applications. We continue to innovate and deliver additional emerging products to supplement these core capabilities and provide adjacent solutions.
Today, our software is predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. We also offer our HashiCorp Cloud Platform, or HCP, our fully-managed cloud platform for multiple products to further accelerate enterprise cloud migration by addressing resource and skills gaps, improving operational efficiency, and speeding up deployment time for customers.

We have deliberately built our products using an open-core software development model. All of our products are developed as open-source projects, with large communities of users, contributors, and partners collaborating on their development. We sell proprietary, commercial software that builds on our open-source products with additional enterprise capabilities. Our products are available in a non-commercial form for users to download, learn, and adopt, leading to market standardization of our products. Developers now play a larger role in deciding which technology is used within the companies for which they work, and this broad community engagement assists our go-to-market strategy by enabling technical knowledge and adoption inside our customers’ organizations. As a result, our products are ubiquitous in the largest enterprises. Our products have been downloaded and are used in 82% of the Fortune 500 as of January 31, 2023.
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
Our open-core software development model and sales efforts are further strengthened by our ecosystem of partners. Our partners, including cloud service providers and independent software vendors, or ISVs, build direct integrations for our mutual customers, playing a critical role in amplifying the reach and access of our products. We partner with global and regional systems integrators and resellers to facilitate transactions and provide scalable service engagements to ensure successful customer implementations. Chief Information Officers, or CIOs, as key IT deployment decision makers at many enterprises, standardize on our platform over time as they build their cloud adoption strategies and programs around their chosen cloud vendors and HashiCorp in concert with their cloud service providers of choice and existing ISVs. Enabling users to work within their existing infrastructure vendors creates a strong network effect with our products. We had over 2,900 providers and integrations and more than 930 partners, including over 250 ISVs, as of January 31, 2023, and these numbers continue to grow as we become mission critical to our customers and increasingly integral to their entire ecosystem.
The combination of our open-core, self-service, direct sales, and partner ecosystem components enables our powerful adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud model help us identify and accelerate initial product adoption and use cases. This broad footprint then allows our enterprise sales teams to target and sign these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. Importantly, the multiple capabilities of our deep product portfolio allow us to extend our reach by cross-selling additional products to customers. Our adopt, land, expand, and extend motion affords us many growth opportunities within our customer base as we focus our go-to-market strategy on developing and cultivating long-term customer relationships. As of January 31, 2023 and 2022 our last four-quarter average net dollar retention rates were 131%. We are still in the early stages of our expansion and extension journey with our customers. Our focus on winning lighthouse accounts in the Forbes Global 2000 accelerates our practitioner adoption by adding new users and driving partners to integrate our ecosystem, creating a powerful flywheel helping to drive our business.
Our transformative technologies, open-source reach, and market leadership have led us to experience rapid growth. We had 798, 655, and 500 customers with $100,000 or greater annual recurring revenue, or ARR as of January 31, 2023, 2022, and 2021 respectively. We served over 436 of the Forbes Global 2000 companies as of January 31, 2023. Our revenue was $475.9 million, $320.8 million, and $211.9 million for the fiscal year ended January 31, 2023, or fiscal 2023, the fiscal year ended January 31, 2022, or fiscal 2022, and the fiscal year ended January 31, 2021, or fiscal 2021, respectively, representing period-over-period growth of 48% and 51%, respectively. Customers with $100,000 or greater ARR represented 88%, 88%, and 83% of revenue for fiscal 2023, 2022, and 2021, respectively. We incurred net losses of $274.3 million, $290.1 million, and $83.5 million for fiscal 2023, 2022, and 2021, respectively. We expect we will incur net losses for the foreseeable future as we continue to invest into the market opportunity ahead of us.

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
Our solution has the following key characteristics that define our products and approach:
•Purpose-Built for Cloud. HashiCorp products are built for modern cloud-native architectures. To fully realize the value of cloud, HashiCorp enables infrastructure to be highly automated across provisioning, security, networking, and application deployment. Customers are able to leverage the differentiating capabilities of cloud services, while maintaining a consistency of management and governance.
•Cloud Platform- and Technology-Neutral. A key element of our design ethos is the focus on solving user workflows rather than specific technologies or platforms. All of our solutions are built to be cloud platform- and technology-neutral, which allows a common approach to be extended to any cloud platform or on-premises technology. Our products are used in all major public clouds and also in private data centers and in edge environments such as in retail, manufacturing, hospitality, and more.
•User-Centric Design. HashiCorp products are built by practitioners for practitioners. Traditional infrastructure management software was historically sold top-down to executives and was less focused on the experience of end users. We use the guiding principle of building tools that we would want to use ourselves to build our products. We invest heavily in product design and user research to make our products convenient and easy to use at initial adoption and in ongoing operations.
•Enabling Self-Service Use. HashiCorp products are designed to enable self-service use. Traditional ticket-based processes forced development teams to use a linear workflow to provision infrastructure, request credentials, deploy applications, update networks, and more. HashiCorp products allow centralized cloud platform teams to define the blueprints and set up guardrails while also empowering developers without ticketing workflows. This can result in saving development teams days, weeks, or months of effort when building or deploying new applications.
•Open-Source Community. Unlike traditional proprietary software, the core of all HashiCorp products is developed in open-source. This allows a large and vibrant community of users, contributors, and partners to participate. Users are able to give feedback directly, report issues, contribute features, and fix bugs. Partners are able to integrate their technology solutions and validate their integrations with continuous development. The community of users and partners creates a powerful network effect that drives further adoption and standardization of our open-source and paid solutions.
•Broad User Base. The open-source nature of our products means they are free to download and widely distributed. This broad, global usage extends from small startup organizations to Fortune 100 companies across industries. Our HashiCorp User Groups, or HUGs, are self-organizing chapters of users that advocate for our products, which include over 45,000 members in more than 160 chapters across over 55 countries as of January 31, 2023.
•Deep and Broad Ecosystem. Most enterprises have a large set of existing technology investments and platforms. It is critical that any new technologies are able to integrate into their environment. HashiCorp products are built with extensibility in mind, and we work closely with hundreds of partners to ensure interoperability of our solutions. A key component of our ecosystem is our collection of “providers.” Our providers are connections to integrate products like Terraform with cloud players, software applications, and hardware vendors using application programming interfaces, or APIs. These companies often build providers for their own technologies to connect with HashiCorp. We have certification programs for our major products so that users can be assured the integrations are validated.

•Self-Managed and Cloud Delivery. The adoption of cloud infrastructure is accelerating, and the future of most services will be cloud delivered. However, the world’s largest organizations have substantial investments in on-premises and private cloud environments and these will continue to have a large footprint for many years to come. HashiCorp products were initially built as self-managed, allowing them to be adopted in private clouds and by customers with a reluctance to offload critical infrastructure. As customers gain comfort and become increasingly cloud native, HCP enables the consumption of our products as a fully-managed service. This bi-modal delivery allows us to service the entire market with solutions that fit each customer's needs.
•Focused Products. Large organizations have many silos where independent technology and buying decisions are made. HashiCorp has purposely built a portfolio of products rather than a monolithic platform, so that individual products can be sold to relevant stakeholders. This provides us multiple opportunities to engage customers and reduces the complexity of a sale by avoiding the need for a top-down mandate or broad consensus within an organization.
•End-to-End Solution. While our individual products solve specific problems, the broader HashiCorp portfolio provides a holistic approach to enabling a consistent cloud operating model. This integrated set of solutions enables us to become a strategic partner to customers, helping them define their technology strategy as they adopt a multi-cloud infrastructure.
Key Benefits to Customers
The key benefits of our solutions to our customers include:
•Accelerate time to delivery. HashiCorp customers use our products to automate the key processes involved in application delivery and enable self-service for application teams. This can result in saving such teams days, weeks, or months of effort when building or deploying new applications. This improved agility improves their time to market and allows for rapid iteration on products and services.
•Reduce risk and improve security and governance. While enabling self-service is a critical goal for most of our customers, it is equally important to maintain strong security and governance controls. Our products are designed with those needs in mind and enable security and compliance teams to set policies and audit interactions, while operations teams define consistent blueprints and templates to ensure standardization of best practices. This reduces total complexity and ensures that security controls are baked into the automation and consistently enforced.
•Business agility, flexibility, and resilience. Organizations that depend heavily on manual process become inflexible and their agility is impaired by the speed of human operations. HashiCorp customers have codified and automated their processes, which enables them to make changes rapidly at scale. This allows them to quickly respond to market opportunities, security incidents, technology failures, and other critical operational events.
•Improved operational efficiency. As organizations adopt a multi-cloud infrastructure, they are confronted with many different interfaces and workflows native to each environment. HashiCorp customers standardize their workflows and implement a consistent cloud operating model with our products and platform. This allows them to have a single set of workflows, reduce the employee training and onboarding burden, and simplify their security and governance challenges. This consistency improves the operational efficiency of managing infrastructure at scale.
•Access to talent. HashiCorp products represent an industry standard in infrastructure management. We believe our community has hundreds of thousands of users, over 33,000 of whom have completed our certification programs as of January 31, 2023. By leveraging our products, customers can more easily hire new employees, train and certify existing employees, and ensure their organizations retain expertise in managing their systems.
Our Growth Strategy
We intend to pursue the following growth strategies:

•Grow our customer base by acquiring new customers. We served 4,131 total customers as of January 31, 2023, including 436 of the Forbes Global 2000. We believe that nearly all organizations will adopt a cloud strategy, resulting in a substantial opportunity to continue growing our customer base. Nearly all of our paid product adoption began with open-source usage. As we continue to cultivate those users and turn them into paid customers, we also intend to drive new paying customer additions by expanding our sales and marketing efforts and our product portfolio.
•Expand and extend within our existing customer base through increased usage, extensions to new products, and new use cases. Our customer base represents a significant growth opportunity as we enable customers' cloud adoption journeys. Our model is aligned with our customers’ usage in the cloud. As cloud adoption continues and our customers look to build more scalable and dynamic cloud architectures, they will likely move from adopting bare-necessities use cases to more complex deployments, expanding their usage of a given product. Additionally, our modular portfolio of products is structured to allow customers to extend usage of our offerings by adopting additional products and features over time as new needs arise. As a result, we expect to expand in both scale and scope within our existing customer base, with extensions in horizontal use cases and cross-sell contributing to growth. We plan to continue to invest in sales and marketing to expand our relationships with existing customers.
•Unlock additional value and market share through HashiCorp Cloud Platform. HCP, released in 2020, addresses the needs of our largest enterprise customers and also enables us to better serve SMBs through a low-touch solution. HCP enables organizations that previously had no capacity or ability to self-manage HashiCorp products to benefit from our industry-leading product portfolio. Additionally, HCP not only increases the number and type of organizations we can serve, it also enables us to offer consumption-based pricing. The HashiCorp Flex pricing program initially launched in March 2022, offers certain customers consumption-based pricing, which in turn enables them to align spend with usage and naturally expand their adoption of our products.
•Extend our technology leadership through new products and continued investment in our platform and open-source community. We have a history of technological innovation, launching new innovative products, releasing new features on a regular basis, and making frequent updates to our products. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases and increase our product differentiation. As we continually release new products, our open-source community drives adoption, maturity, and ecosystem development upon which additional enterprise functionality is built. Over time, we believe our focus on innovation will provide new avenues for growth and allow us to continually deliver meaningful, differentiated value to our customers.
•Expand and develop our technology partner and reseller ecosystem. Our HashiCorp Partner Network, which consists of the top systems integrators and resellers around the world, helps accelerate the adoption of our products and platform. In addition, we maintain and manage thousands of integrations, like our Terraform Providers. These include more than 35 official providers (created by us), more than 250 verified providers (created by our community and verified by us), and more than 2,700 community providers (created by our community) as of January 31, 2023. We plan to continue investing in building out our partner program to drive more consumption through our platform, broaden our distribution footprint, and create greater awareness of our platform.
•Expand our global reach. As organizations around the world increase their public cloud adoption, we believe there is a significant opportunity to expand the use of our products and platform even further outside of North America. Sales outside of the United States constituted 27% of our revenue for fiscal 2023 and 2022. We plan to make investments in sales and marketing and customer support in geographic areas of focus, and we believe there is a large opportunity to increase our global presence over time.

Our Products & Technology
Overview
HashiCorp products enable customers to adopt a cloud operating model that provides consistent workflows and a standardized approach to automating provisioning, security, networking, and application delivery to deliver applications to any environment. Our offerings require multiple foundational capabilities that span all environments. We organize our products around four primary functionalities:
•Provisioning. The underlying infrastructure that supports applications needs to be highly automated, scalable, and integrated with security and compliance controls. Our approach is focused on enabling at-scale automation by codifying how infrastructure is configured and deployed, along with the security and governance controls that provide guardrails.
•Security. The emergence of “Zero Trust” architectures changed the focus from traditional network perimeter security to identity-based controls, and strong enforcement of authentication and authorization everywhere. We are focused on enabling identity-based controls, managing application identity, securing machine-to-machine communication, and human-to-machine interactions.
•Networking. Modern networking is software-defined and driven by a proliferation in microservices, creating a need for service-to-service networking capable of responding to rapid and dynamic change. Organizations need a consistent approach to network automation that spans multiple platforms and multiple clouds, including public and private environments.
•Application Delivery. Internal development teams are limited by the speed by which they can deploy to the cloud. Increasingly, enterprises are building shared service platform teams to simplify and accelerate the process of deployment. Tooling that enables application teams to centrally manage infrastructure, while enabling self-service to developers, is key. We focus on application deployment tooling and platform abstractions to enable that developer self-service.
Our Principles (Tao) For Products and Technology
While the products are developed independently as part of a portfolio, they apply a shared ethos, described by the Tao of HashiCorp, that is consistent between them. Some of these guiding principles include:
•Build for workflows, not technology. We believe in solving for fundamental user workflows, rather than building capabilities around specific technologies. Workflows tend to be relatively consistent over time, while technology continues to change at a blistering pace. Making the products extensible and pluggable to support new technologies as they evolve keeps our products relevant and increases their utility for customers, who can embrace legacy and modern systems today and hedge against new systems emerging in the future.
•Codification to enable automation. There are many different processes required to manage infrastructure and deliver cloud-based applications. Codification of those processes enables automation, but also allows for versioning and applying the best practices from software development to infrastructure management.
•Composability over complexity. Software applications often solve adjacent problems by expanding on their features and capabilities typically at the cost of complexity. We prefer to build tools that are focused on a specific set of problems, and design them to work together as a stack. This clarity of scope allows for a simpler and better user experience.
•Pragmatism. We have strong convictions about how to best manage infrastructure in cloud environments. However, we understand that many organizations have existing investments in systems and processes that are difficult to change. We embrace that complexity with pragmatism in our solutions and ensure our products can integrate with existing legacy environments while being opinionated about best practices for operating in the cloud.

HashiCorp Cloud Platform
HCP is a common foundation for delivering our products through our fully-managed cloud platform across the public cloud providers. All of our products can be self-managed; our Terraform, Boundary, Consul, Vault, and Waypoint products are available as managed services through HCP. We believe enterprise customers will become increasingly comfortable, over the long term, with infrastructure services being provided by a third party, and SMB customers will benefit from the ease of adopting fully-managed products. Our ability to reduce operational complexity, speed up deployment and adoption times, provide multi-cloud consistency, and address the skills gap will be a critical driver of adoption. The shared identity and unified experience provided by the platform enable us to deeply integrate our products, creating a more powerful experience that drives additional usage of each product, as well as adoption of new products and services.
HCP also has significant implications for our go-to-market strategy. Through HCP we are able to offer a faster and more flexible solution with less upfront expenditure, which enables us to address SMB customers as well as our enterprise customers looking for a fully-managed offering. Customers can self-serve and pay based on consumption-based pricing. Product instrumentation allows us to discover qualified leads and use an inside-sales led motion to drive high velocity deals. Cloud customers can spend significantly less time focused on product deployment and immediately start product adoption, which enables higher retention and expansion.
Our Products
Across our portfolio of products, we have offerings at different stages of commercialization. Our core products, Terraform and Vault, are well established with commercial offerings at scale, and make up the majority of our current revenues. Emerging products, such as Boundary, Consul, Nomad and Packer, are earlier in the commercialization cycle, while our community products are focused on product development, market maturity, and community adoption. This framework enables us to continue innovating and adding new products to our portfolio while simultaneously executing on a go-to-market strategy for our commercial products.
Infrastructure Provisioning Products
Terraform. Operators and developers are increasingly overwhelmed by the need to manage infrastructure as organizations transition from running dedicated servers at limited scale to spinning up and down thousands of servers on-demand in dynamic, multi-cloud environments. Terraform is our foundational infrastructure-provisioning product and empowers practitioners to create and manage infrastructure at scale for any public cloud or private cloud environment. Terraform takes an infrastructure-as-code approach to provisioning and lifecycle management, transforming these workflows from ticket-based manual processes into end-to-end self-service infrastructure automation.
Terraform has a broad ecosystem of providers. Our providers are connections to integrate Terraform with cloud players, software applications, and hardware vendors using APIs. The companies that use APIs often build providers for their own technologies to connect with HashiCorp. As of January 31, 2023, Terraform has more than 35 official providers (created by us), more than 250 verified providers (created by our community and verified by us), and more than 2,700 community providers (created by our community).
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
Packer. As application teams move from development phases toward production environments, they must transform raw source code, application and system configuration, and security controls into a production-worthy artifact. Depending on the environment, that artifact could be a virtual machine, or VM, image for an on-premises infrastructure, a Cloud VM image, a container, or serverless package. Packer provides a consistent way to define the process of transforming the raw source inputs into a production worthy artifact, across any environment or packaging format. This allows for a consistent approach to packaging that handles the nuances and variations in packaging for each environment.
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
Consul also enables a modern service mesh architecture. Every application participates in actively authenticating and authorizing every connection. This enables a fine-grained approach to micro-segmentation, reducing the risk of a network compromise through lateral attacker movement. This focus on identity-based controls reduces the total number of controls that need to be managed and reduces the operational burden of static controls in dynamic cloud environments. Security teams can apply a consistent approach to network segmentation across all their environments regardless of the hardware or network fabric.
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
Our Customers
Our products are used across the globe by organizations of all sizes, across a vast range of industries. We are used by practitioners at the most complex large enterprises. As of January 31, 2023, we had 4,131 total customers, including 436 of the Forbes Global 2000. As of January 31, 2023, we had 798 customers with $100,000 or greater in ARR and 101 customers with $1.0 million or greater in ARR. For fiscal 2023, no single customer accounted for more than 10% of our total revenue. Our percentage of revenue generated by customers outside of the U.S. was 27%, 27%, and 25% for fiscal 2023, 2022, and 2021, respectively.

We also have a large and growing base of developers that contributes to our open-source community. As of January 31, 2023, we had more than 45,000 members in our user groups spanning over 55 countries.
Marketing
We focus our marketing efforts on two core priorities:
•community adoption by building awareness and relationships across user communities; and
•sales support with demand generation, pipeline acceleration and partner activation.
Community adoption. Users can download our open-source software products or sign up for cloud services for free and begin engaging with our software and the active user community immediately. We empower users to solve a wide array of cloud infrastructure automation tasks. As technology challenges are being recast to the cloud, the roles and skill sets of developers and operators solving those challenges are also migrating to the cloud. We provide free learning material, documentation, and forums alongside instructor-led training, and certification programs. In a recent survey, approximately 34% of those who took certification exams stated they were required to by their employer. We also provide experiences, such as our annual HashiConf and HashiDays community conferences in Europe and the United States, with approximately 4,000 participants, including both virtual and in-person attendees, at the Europe event in June 2022 and approximately 9,000 at the U.S.-based global event in October 2022. We also support our HUGs and other community efforts globally.
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
Our sales organization comprises sales development, sales engineering, inside sales, and field sales personnel and is segmented both geographically, and by the size of prospective customers. As of January 31, 2023, we had more than 1,050 employees in our sales and marketing organizations.

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
As of January 31, 2023, we had more than 670 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $195.4 million, $165.0 million, and $65.2 million for fiscal 2023, 2022, and 2021, respectively.
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
We also compete with legacy providers with point products such as CyberArk, VMware, and IBM. We also compete with alternative open-source projects such as Google Istio.
We believe we compete favorably based on the following competitive factors:
•ability to offer consistency across clouds;
•ability to implement multi-cloud provisioning, security, networking, and application deployment;
•ability to integrate with existing cloud platforms;
•ability to engage community of open-source users and partners;
•ability to integrate with existing on-premises environments;
•ability to innovate around a cloud-delivered architecture;
•ability to offer ecosystem of vendors integrated with our products;
•ability to create new products and expand our existing platform;
•ability to scale up and down dynamically on demand;
•ease of use;
•speed of implementation and time to achieving value;
•product capabilities, including flexibility, scalability, performance and security; and
•brand recognition and reputation, particularly within the open-source community.
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
As of January 31, 2023, we had over 2,400 employees operating across the world. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief and we strive to emphasize this equality as part of our core values to create a diverse, equitable, and inclusive work environment. We believe that kindness should be extended at every opportunity, to our peers, users, partners, and customers. An internal environment that is friendly, kind, and forgiving of mistakes is positive and productive. None of our employees are represented by a labor union. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Culture and Principles
Culture at HashiCorp is the result of interactions between people and systems practices, which are built on shared principles. Our people practices (hiring, promotions, and firing) and systems practices (writing, meetings, and operating cadence) are grounded in principles articulated early in HashiCorp's life by our founders, Mitchell Hashimoto and Armon Dadgar. Our nine core principles are:

•Integrity
•Kindness
•Pragmatism
•Humility
•Vision
•Execution
•Communication
•Beauty Works Better
•Reflection
Remote-First Distributed Workforce
HashiCorp is a remote-first company, meaning we optimize our workflows for decentralized remote teams. Since HashiCorp's inception, we recognized that creating high-functioning, effective remote-first teams would require careful planning and system design to not only establish the culture, but help it grow and evolve organically. We have designed our processes, systems, and teams so that people can perform their jobs without needing to be physically present in the same room or even in the same time zone. Part of supporting our remote-first culture also involves actively encouraging personal well-being through initiatives, including wellness programs, engagement programs (speaker series, employee resource groups, gift exchanges, mentorship opportunities, virtual events, etc.), community outreach activities, recognition programs, and groups to connect people with similar interests, life circumstances, or backgrounds no matter where they are geographically.
Engagement
We conduct regular, anonymous engagement surveys to help us understand the employee experience, maintain a real-time pulse on employee engagement, and continuously action areas of opportunity as an organization. It is a quick way for management to see trends in engagement and progress on action plans. By continuing to lift our engagement, we can impact retention and attraction of top talent to HashiCorp.
Learning and Development
We strive to provide a culture of curiosity and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this, and provide a quarterly learning program, which includes live workshops and presentations from internal and external facilitators, and on-

demand learning and development, to help our employees develop their business acumen so they are ready to make decisions, drive impact, and focus on what matters most to HashiCorp.
Compensation and Benefits
We aim to provide compensation and benefits that are equitable and competitive, and meet the diverse needs of our global workforce. We believe it is important for our employees to have a stake in our success, which is why our total compensation packages include both cash and equity components for most levels. Our remote working model has been in our DNA since our start in 2012, which allows us to maintain a flexible working environment and gives us access to a global pool of diverse talent. In addition to our standard suite of benefits, which includes medical, dental, and vision insurance, a 401(k) saving plan, and paid time off, we are committed to supporting our employees’ mental health by offering the Employee Assistance Program, or EAP, and access to an on-demand behavioral healthcare benefit. We also support diverse and growing families through global parental leave programs and our family expansion benefits.
Diversity and Inclusion
We are committed to principles of fairness and equality. We believe that this commitment makes us a stronger, more vibrant, and more innovative company. We seek to build an environment where every employee, regardless of background, identity, or life experience, has an equal opportunity to grow and thrive.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2023, we held nine issued U.S. patents, had one other U.S. patent application allowed, and had at least 8 pending U.S. patent applications, with several more patent applications in the pipeline. We have no pending or issued patents in any jurisdiction outside of the United States. Our issued patents are scheduled to expire between 2039-2040. As of January 31, 2023, we held twelve registered trademarks in the United States, and also held 77 registered trademarks in foreign jurisdictions. As of January 31, 2023, we held no pending U.S. trademark applications and 10 pending foreign trademark applications. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Risk Factors Summary
This risk factors summary contains a high-level summary of risks associated with our business. It does not contain all information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
•Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
•We have a history of net losses and may not be able to achieve or sustain profitability or positive cash flows in the future. If we cannot achieve or sustain profitability or positive cash flows, our business, financial condition, and results of operations may suffer.
•Our limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk that we will not be successful.
•Our future quarterly results of operations may fluctuate significantly, and our recent results of operations may not be a good indication of our future performance.
•We rely significantly on revenue from subscriptions and, because we recognize a significant portion of the revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•Because of the permissive rights accorded to third parties under our open-source and source available licenses, there are limited technological barriers to entry into the markets in which we compete and it is, and may continue to be, relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.
•We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
•If we are unable to increase sales of subscriptions to our products to new customers, sell additional subscriptions to our products to our existing customers, or expand the value of our existing customers’ subscriptions to our products, our future revenue and results of operations will be harmed.
•If our existing customers stop using our products and renewing their subscriptions, our business and results of operations could suffer materially.
•Our ability to increase sales of our products is highly dependent on the quality of our customer support, and our failure to offer high-quality support would have an adverse effect on our business, reputation, and results of operations.
•If we do not effectively focus our product development efforts, our business, results of operations, and financial condition could be adversely affected.
•We have limited experience with respect to determining the optimal prices for our products.
•We target enterprise customers, and sales to these customers involve risks that differ from risks associated with sales to smaller entities.
•The length of our sales cycles can be unpredictable, and our sales efforts may require considerable time and expense.
•Our revenue growth depends in part on the success of our strategic relationships with our ecosystem of partners and the continued performance of these partners.
•We may not be capable of meeting the demand for professional services necessary to make our customers successful with our products.
•The estimates of market opportunity and forecasts of market growth included in our public disclosures may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•The markets for some of our products are new, unproven, and evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.
•We face competition that we expect to become more intense over time, and which could adversely affect our business, financial condition, and results of operations.
•Problems with our internal systems, networks, or data, including actual or perceived breaches or failures by us or our partners, could cause our products to be perceived as insecure, underperforming, or unreliable, our reputation to be damaged, and our financial results to be negatively impacted.
•If our self-managed offerings do not meet our customers’ performance or support expectations or if we fail to meet service-level availability commitments made to our cloud platform customers, we could face subscription terminations, service-level penalty payments, and a reduction in renewals, which could significantly affect our current and future revenue.
•If we are not able to keep pace with technological and competitive developments or fail to integrate our products with a variety of technologies that are developed by others, our products may become less marketable, less competitive, or obsolete, and our results of operations may be adversely affected.
•Failure of our products to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition, and growth prospects.
•Unfavorable conditions in our industry or the global economy or reductions in spending for products like ours could limit our ability to grow our business and negatively affect our results of operations.
•Uncertainty regarding ongoing hostility between Russia and Ukraine, and the related impact on macroeconomic conditions as a result of such conflict, could adversely impact our business.
•If we are unable to maintain and enhance our brand, especially among practitioners, our business and operating results may be adversely affected.

•We depend on cooperating with public cloud operators. Changes to arrangements with such operators may significantly harm our customer retention, new customer acquisition, and product extension or expansion, or require us to change our business strategies, operations, practices, or advertising activities, which could restrict our ability to maintain our platform through these clouds and would adversely impact our business.
•We rely upon public cloud operators to operate our platform and any disruption of or interference with our use of these operators’ services would adversely affect our business, results of operations, and financial condition.
•Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
Risks Related to Our Business and Operations
Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our offerings. Our total revenues for fiscal 2023, 2022, and 2021 were $475.9 million, $320.8 million and $211.9 million, respectively, representing an annual growth rate of 48% from fiscal 2022 to fiscal 2023, and 51% from fiscal 2021 to fiscal 2022. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.
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
In addition, our rapid growth and the complexity of our multi-product business may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market or business, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of net losses and may not be able to achieve or sustain profitability or positive cash flows in the future, or as quickly as we expect. If we cannot achieve or sustain profitability or positive cash flows, or are slow to do so, our business, financial condition, and results of operations may suffer.
We incurred a net loss of $274.3 million, $290.1 million, and $83.5 million in fiscal 2023, 2022, and 2021, respectively. We had an accumulated deficit of $780.4 million as of January 31, 2023, and $506.1 million as of January 31, 2022. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
We were incorporated in Delaware in 2013, but only began commercializing our software in 2016. Consequently, much of our growth has occurred in recent years. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries. If we do not address these risks successfully, our business and results of operations will be adversely affected.
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
As the market for our products evolves, or as new competitors enter our markets with new products or services, we may be unable to attract new customers or convert open-source users to paying customers on terms or based on pricing models that we have used historically. In the future, we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to provide more products without additional revenue to remain competitive, all of which could harm our results of operations and financial condition.
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
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
•our ability to attract new customers;
•the loss of existing customers;
•fluctuations in customer renewal rates;
•our ability to successfully expand our business in the United States and internationally;
•our ability to foster an ecosystem of developers and users to maintain and expand the use cases of our products;
•our ability to gain new partners and retain existing partners;
•fluctuations in our number of customers, including those with $100,000 or greater in ARR;
•fluctuations in the mix of our revenue, which may impact our gross margins and operating income;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in sales and marketing, research and development, and general and administrative resources;

•network outages or performance degradation of our products;
•breaches of, or failures relating to, security, privacy, or data protection;
•general economic, industry, and market conditions;
•increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the budgeting cycles and purchasing practices of customers;
•decisions by potential customers to purchase alternative solutions;
•decisions by potential customers to develop in-house solutions as alternatives to our products;
•insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products;
•our ability to process all of the orders we receive late in our quarters before the quarters expire;
•our ability to collect timely on invoices or receivables;
•the cost and potential outcomes of future litigation or other disputes;
•future accounting pronouncements or changes in our accounting policies;
•short- and long-term interest rates;
•foreign exchange rate fluctuations;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•fluctuations in stock-based compensation expense;
•the timing and success of new products introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or partners;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Annual Report on Form 10-K.
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
Because of the permissive rights accorded to third parties under our open-source and source available licenses, there are limited technological barriers to entry into the markets in which we compete. It is, and may continue to be, relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.
One characteristic of open-source software is that the governing license terms generally allow liberal modifications and broad distribution of the code. Our open-source licenses allow anyone, subject to compliance with the conditions of the applicable license, to redistribute our software and share certain source code components in modified or unmodified form and use it to build products that compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open-source and source-available software. It is possible for competitors and new entrants to develop their own software, including software based on open-source or our products, and for public cloud operators to expand their offerings to compete directly with ours, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, a new or existing competitor may dedicate its developers to building competing offerings based on open-source and source-available software provided by us or third parties, and such offerings may reduce the demand for our offerings. We cannot guarantee we will be able to compete successfully against current and future competitors that use the open-source nature of our products to compete against us, or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins, or loss of market share, any of which would harm our business, financial condition, results of operations, and cash flows.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 85% of our revenues for each of fiscal 2023 and 2022, we believe that our emerging and community products represent a significant growth opportunity. However, we believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further to cloud models, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
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
If our existing customers do not continue using our products and renewing their subscriptions, our business and results of operations will suffer.
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

Our customers’ usage of our products and renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of product outages, our product uptime or latency, the pricing of our products and that of our competitors, and our customers’ own budget priorities and fluctuations in spending. Even if our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow slower than expected or decline and our net expansion rate may decline.
Our ability to increase sales of our products is highly dependent on the quality of our customer support, and our failure to offer high-quality support would have an adverse effect on our business, reputation, and results of operations.
Our customers depend on our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our existing customers may not renew their subscriptions, our ability to sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected, and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to retain them or expand our relationship with them.
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
We are a multi-product company. Our primary commercial products are Terraform, Vault, Consul, and Nomad, and our significant investments in research and development have resulted in a strong product pipeline. Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, and overall market acceptance. Continuously enhancing our multiple products and advancing our new product pipeline may overextend our workforce and negatively affect product quality and development schedules. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products, or may not achieve the broad market acceptance necessary to generate significant revenue. Some new products we develop may fail commercially, and we may prioritize the development of products that do not become commercially successful over products which may have had a better chance of attaining commercial success. Workforce productivity spent on unsuccessful product development efforts may not be recovered. Furthermore, our ability to increase usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. In addition, adoption of new products or enhancements may put additional strain on our customer support team, which could shift the team’s resources away from supporting our current products or require us to make additional expenditures related to further hiring and training. If we are unable to timely and successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts do not render the outcomes we expect, then our business, results of operations, and financial condition will be adversely affected.

We have limited experience with respect to determining the optimal prices for our products.
We charge our customers subscription fees for use of our products. We expect that we may need to change our pricing from time to time. For example, we may need to adjust our fees based on customer usage of our products or resistance to our pricing models. In the past, we have sometimes reduced our prices either for individual customers in connection with long-term agreements or for a particular product. We may also face increasing costs which we may be unable or unwilling to pass through to our customers given pricing pressure, which could adversely impact our business, results of operations, and financial condition.
Further, as competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in different locations. Moreover, enterprises, which are a primary focus for our direct sales efforts, may demand substantial price concessions. In addition, if the mix of our product sold changes, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required or choose to reduce our prices or change our pricing models, which could materially harm our business, results of operations, and financial condition.
We target enterprise customers, and sales to these customers involve risks that differ from risks associated with sales to smaller entities.
We generally target large enterprise customers. Sales to large enterprise customers carry risks that may not be present or exceed those associated with smaller entities, such as longer sales cycles, more complex customer requirements and contract negotiations, substantial upfront sales costs, and less predictability in completing sales. For example, enterprise customers may require considerable time to evaluate and test our solutions and those of our competitors before making a purchase decision and placing an order. Multiple factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, economic pressure or uncertainty that prompts customers to seek cost savings on software purchases, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand integration services and pricing negotiations, with no guarantee they will deploy our products widely across their organization.
The length of our sales cycles can be unpredictable, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions to our products and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions can vary substantially from customer to customer based on deal complexity. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to an existing customer. As a result, large individual sales have, in some cases, occurred in later quarters than we expected, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Customers often view a subscription to our products as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our products before purchasing or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities which may not result in a sale. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter.

Our revenue growth depends in part on the success of our strategic relationships with our ecosystem of partners and the continued performance of these partners.
We maintain partnership relationships with a variety of partners, including public cloud providers, systems integrators, independent software vendors, channel partners, referral partners, and technology partners to jointly deliver offerings to our end customers and complement our broad community of users. Our partner agreements are generally non-exclusive, meaning our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations. Likewise, because the success of our products depends on integrations with partners’ technologies, if partners decide to no longer implement or support such integrations, or if they partner with our competitors and devote greater resources to implement and support the products of competitors, our business may be harmed.
We may not be capable of meeting the demand for professional services necessary to make our customers successful with our products.
    Our customers often lack the expertise or resources to implement our products without assistance from our professional services team or those of our partners. This lack of skills and resources poses a severe risk of customers purchasing our products but not deploying them successfully, or in some cases, not deploying them at all. This constraint may even prevent potential customers from moving forward with a purchase. Consequently, our ability to acquire and retain customers depends heavily on our ability to offer effective professional services to customers, and our effectiveness in cultivating a sufficient network of partners to provide high quality professional services for our products. At times we have had trouble meeting customer demand for professional services. If we are unable to build and maintain enough professional services capacity to meet customer demand, either directly or through our partners, we will be at risk of increased customer attrition, slowing sales, and reputational damage from failed implementations, all of which could materially damage our business and our financial results.
Our estimates of market opportunity and forecasts of market growth included in our public disclosures may prove inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in our public disclosure, including those we have generated ourselves, and those provided by third parties, such as the 650 Group, Gartner, or IDC, are subject to significant uncertainty and are based on assumptions and estimates that may prove inaccurate, including the risks described herein. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that estimates of addressable users or companies covered by our market opportunity will correspond to actual sales of our products or revenue. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from uncertain interest rates, inflation, and geopolitical tensions, could diminish growth expectations in the U.S. economy and our market opportunity estimates. Any expansion in our market depends on multiple factors, including the cost, performance, and perceived value associated with our products and the products provided by our competitors. Even if the market in which we compete meets the size estimates and growth forecasts included in our public disclosures, our business could fail to grow at similar rates, if at all. Our growth is subject to many variables, including our success in implementing our business strategy, which carries many assumptions, risks and uncertainties. Accordingly, forecasts of market growth included in our public disclosures may not be indicative of our future growth.

The markets for some of our products are new, unproven, and evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to them.
The markets for certain of our products are relatively new, rapidly evolving, and unproven. Accordingly, it is difficult to predict customer demand, adoption and renewals for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected, or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.
We face competition that we expect to intensify over time, which could adversely affect our business, financial condition, and results of operations.
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
As the market for our products develops, the principal competitive factors in our market may include: product capabilities, including flexibility, scalability, performance, and security; ease of use; breadth of use cases; ability to integrate with existing IT infrastructure, cloud platforms, and on-premises environments; offering consistency across clouds; ability to implement multi-cloud provisioning, security, networking, and application deployment; speed of implementation and time to achieving value; ability to scale up and down dynamically on demand; robustness of professional services and customer support; price and total cost of ownership; adherence to certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; offering an ecosystem of vendors integrated with the products; creating new products and expanding the existing platform; ability to innovate around a cloud-delivered architecture; brand awareness, recognition, and reputation, particularly within the open-source community; and ability to engage the community of open-source users and partners. If we fail to innovate and improve our products and professional services to address these factors, we may become vulnerable to increased competition and therefore fail to attract new customers or lose or fail to renew existing customers, which would harm our business and results of operations.
Some of our actual and potential competitors, especially more established companies, may expand their offerings to compete with ours. These companies may have advantages over us, such as longer operating histories, more established relationships with current and potential customers and commercial partners, significantly greater financial, technical, marketing, or other resources, stronger brand recognition, larger intellectual property portfolios, and broader global distribution and presence. In addition, our business model largely assumes our customers are committed to a multi-cloud strategy and will not bundle their cloud services with a single provider. However, if this assumption inaccurately reflects the decisions of our customers, our business will suffer. Some of our larger potential competitors and other cloud providers have substantially greater resources than we do and therefore may afford to bundle competitively priced related products and services, which may allow them to leverage existing commercial relationships, incorporate functionality into existing products, sell products with which we compete at zero or negative margins, offer fee waivers and reductions or other economic and non-economic concessions, maintain closed technology platforms, or render our products unable to interoperate with such platforms. Our actual or potential customers may prefer to bundle their cloud services with one of our potential competitors even if such competitors’ individual products have more limited functionality compared to our software. These larger potential competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. Our potential competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, some potential competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate. With the introduction of new technologies and new market entrants, we expect competition to grow in the future.
Furthermore, our actual and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in the markets we address. In addition, third parties with greater available resources may acquire current or potential competitors. As a result of such relationships and acquisitions, our actual or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily, or develop and expand their offerings more quickly than we do. For all these reasons, we may not be able to compete successfully against our current or potential competitors.
Problems with our internal systems, networks, or data, including actual or perceived breaches or failures by us or our partners, could cause our products to be perceived as insecure, underperforming, or unreliable, which would damage our reputation, and our financial results.
Our offerings involve the transmission and processing of data, which can include personal information and highly sensitive, proprietary, and confidential information we receive from our customers, our employees, and third parties. In addition to threats from traditional attackers and insider threats, we also face security threats from malicious third parties, including individual hackers, sophisticated criminal groups, nation states, and state-sponsored organizations, that could disrupt or interrupt, or introduce ransomware, viruses, or other malicious code into our products, services, systems, or networks, obtain unauthorized access to our internal systems, networks, and data, as well as systems of organizations using our cloud products and services, and the information they store and process. Users and organizations using our services may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data within our products. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss or other unauthorized processing of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code and trade secrets. It is virtually impossible for us to entirely mitigate the risk of these security threats. While we have implemented security measures internally and have integrated security measures into our products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches and incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. Moreover, our products incorporate a variety of third-party components (including open-source software components) which may expose us to additional security threats, and vulnerabilities in those components may be difficult or impossible to detect, control, and manage. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products, the networks and systems used in our business, and the proprietary and other confidential data contained on such networks and systems. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. Additionally, as a remote-first company, much of our workforce functions in a remote work environment that requires remote access to our corporate network, which in turn imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information.
We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud, and may face other cybersecurity threats and may suffer cybersecurity breaches and incidents from these and other causes. For example, in January 2023, one of our vendors, CircleCI, was compromised by an unauthorized third party, exposing certain environment variables, tokens and encryption keys of their customers including HashiCorp, causing the vendor to have to rotate all customers’ GitHub OAuth tokens.

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
In addition, our products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our platform and products are insecure, underperforming, or unreliable. We also provide frequent updates and fundamental enhancements to our platform and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our products may not be sufficient to ensure we detect any such defects in a timely manner. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs.
Many of our customers may use our software for controlling their infrastructure and processing, transmitting, and protecting their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. Our Vault product is specifically designed to assist our customers with management of their private and sensitive information. Actual or perceived breaches or other security incidents from actual or perceived errors, failures, vulnerabilities, or bugs in our products or other causes could lead to claims and litigation, indemnity obligations, regulatory audits, proceedings, investigations and significant legal fees, significant costs for remediation, the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident. They could damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. Because our business is focused in part on providing security to our customers with Vault and our other products, we believe that such products could be targets for hackers and others, and that an actual or perceived breach of, or security incident affecting, our security products and customers, could be particularly detrimental to our reputation, customer confidence in our security products, and our business. The potential for an attack is compounded now that our Vault product is offered as a cloud service. Additionally, our products are designed to operate with little or no downtime. If a breach or security incident were to impact the availability of our products, our business, results of operations, and financial condition, as well as our reputation, could be adversely affected.
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
These risks are likely to increase as we continue to grow and process, control, store, and transmit increasing amounts of data.

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches, or that such coverage will remain available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition, and results of operations.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, uncertain interest rates, inflationary pressures, interest rate increases, recessionary economic cycles, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, rising interest rates and high levels of inflation have begun to affect businesses across many industries, which may significantly constrain the budgets of our customers and prospective customers. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
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
Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 27% of our revenue outside of the United States in fiscal 2023 and 2022, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
•geopolitical conflicts, including military conflicts, that could damage the global economy;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and data security, particularly in the European Union;
•changes in a specific country’s or region’s political or economic conditions, including, but not limited to, inflationary pressures, recessionary economic cycles, and resulting governmental responses;
•challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•severe fluctuations in currency exchange rates;
•risks relating to the implementation of exchange controls and trade protection regulations and measures in the United States or in other jurisdictions;
•risks relating to enforcement of U.S. export control laws and regulations including the Export Administration Regulations, or EAR, and trade and economic sanctions, including restrictions promulgated by the Office of Foreign Assets Control, or OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
•limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•limited or unfavorable intellectual property protection; and
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and similar applicable laws and regulations in other jurisdictions.
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
We outsource substantially all of our cloud infrastructure to public cloud operators that host our products and platform, and our dependence will increase as we introduce new cloud products. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. Public cloud operators run their own platforms that we access, and we are, therefore, vulnerable to service interruptions of these platforms. We have experienced, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud, or security attacks. In addition, if our security, or that of public cloud operators, is or is perceived to have been compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints through our public cloud operators, our business, results of operations, and financial condition may be adversely affected. In addition, any changes in service levels from our public cloud operators may adversely affect our ability to meet our customers’ requirements.
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

Additionally, working for a remote-first company allows employees to move freely while undertaking their work responsibilities. On occasion, employees have and may continue to fail to inform us of changes to their work location in a timely manner. Conducting business in certain geographies may expose use to risks associated with that location, including compliance with local laws and regulations or exposure to compromised internet infrastructure. If employees fail to inform us of changes in their work location, we may be exposed to various risks without our knowledge. For example, if employees create intellectual property on our behalf while residing in a jurisdiction with weak or uncertain intellectual property laws, our ownership of such intellectual property may be questioned. Similarly, if employees access our resources through unsecured internet infrastructure, they may expose us to a heightened risk of data theft or cyberattack.
Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in our fiscal fourth quarter due to increased buying patterns of our enterprise customers prior to the end of the year and a lower percentage of our sales occurring in our second fiscal quarter due to the summer vacation slowdown that impacts many of our customers. We expect these seasonal trends to continue. We may also experience fluctuations due to factors that may be outside of our control that affect customer engagement with our platform. Additionally, activity levels may remain unpredictable due to the macroeconomic environment, including impacts of the Russia/Ukraine military conflict, inflationary pressures, or recessionary economic cycles. Episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop, or existing seasonal trends may become more extreme.
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
We sell to U.S. federal governmental agency customers. Sales to such entities currently constitute a small portion of our revenue. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate meaningful sales. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained or updated the necessary certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect regarding to our practices or measures in these areas, may negatively impact public sector demand for our products.
Government contracting requirements may change and could restrict our ability to sell into the government sector until we have met government-mandated requirements, which may require significant upfront cost, time, and resources. If we do not achieve and maintain government requirements, it may harm our competitive position against larger enterprises whose competitive offerings meet these requirements. We also can provide no assurance we will secure commitments or contracts with government entities even if we meet government requirements, which could harm our margins, business, financial condition, and results of operations. Further, government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offering.
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
Our open-source and proprietary technologies incorporate third-party open-source software, and we expect to continue using third-party open-source software in our products in the future, which may require using new and upgraded versions of these software applications. There can be no assurance that new versions of the third-party open-source projects we currently use will continue to be licensed under open-source licenses, or that new versions will not contain different open-source licenses that carry unacceptable limitations on distribution. In addition, where buying proprietary licenses is they only way to avoid onerous open-source distribution limitations, we may not succeed in obtaining those proprietary licenses on acceptable terms. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could result in delays in product releases until equivalent technology can be identified, licensed, developed, and integrated into our products, which may have a material adverse effect on our business, results of operations, and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property, and we may be unable to obtain such licenses on commercially reasonable terms or at all.
In addition, few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk these licenses could be construed in a manner that adversely impact our interests and the interests of our customers, both with respect to our use of third-party open-source as well as our distribution of our own software under open-source licenses, including by imposing unanticipated conditions or restrictions on our ability to commercialize our products, or limiting our ability to enforce our rights in the manner we had anticipated. Moreover, we cannot ensure our software does not include open-source software that we are unaware of, or that we have not incorporated additional open-source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures, including requiring us to make some or all of our software available under an open-source license that is unacceptable to us or to our customers. If we incorporate third-party open-source software into our software products, then in certain circumstances, we and our customers may be subject to certain requirements, including requirements that we offer our solutions that incorporate such third-party open-source software under license terms that are inconsistent with our intended license, such as requiring portions of our products we create based upon, derived from, incorporating, or using such open-source software (and in turn, portions of our customers’ products that they create which are based upon, derived from, incorporating, or using our products) be made available for no cost and for the purpose of making and redistributing such software (including in source code form) and derivatives thereof. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open-source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products.
Moreover, there have been claims challenging the ownership rights in open-source software against companies that incorporate open-source software into their products, and the licensors of such open-source software provide no warranties or indemnities with respect to such claims. In the event such a claim is made with respect to a third-party open-source component included in our products, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our respective products or discontinue the sale of our respective products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open-source software, and such litigation could be costly for us to defend or subject us to certain types of equitable remedies, such as an injunction. Some open-source projects have known vulnerabilities and architectural instabilities and are provided on an as-is basis, which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, provide an advantage to our competitors or other entrants to the market, create new security vulnerabilities, or highlight existing security vulnerabilities in products, result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition. We cannot ensure that our processes for identifying and controlling our use of open-source software in our platform and products will be effective.
We develop our products in an open-source software environment, which could negatively affect our ability to sell our offerings, or make it easier for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including proprietary technology, methodologies, know-how, and brand. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. Our intellectual property rights may not protect our competitive position if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or if others are successful in designing around the protections our intellectual property rights afford. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology, develop and commercialize substantially identical products, services, or technologies, and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense.
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
Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, license fees, royalties, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
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

If we are required to make substantial payments or undertake any of the other actions noted above due to intellectual property infringement, misappropriation, or violation claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.
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
Privacy, data protection, and data security have become significant issues in various jurisdictions where we offer our products and increasingly so as we sell more cloud offerings. We process certain personal data as part of our business operations, and our Vault product is specifically designed to assist our customers with management of their private and sensitive information. As we develop our cloud offerings and are able to process more data in the cloud, these issues become more significant. The regulatory frameworks for privacy, data protection, and data security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future, particularly for data processed in the cloud. Federal, state, and non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy, and/or data security and/or regulating the use of the internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas, and we are bound by certain contractual obligations relating to our use, storage, security, and other processing of personal data and other personally identifiable information. We also post privacy policies and have made, and may make, other representations regarding our privacy and data security practices. If we fail to comply with any of these laws, regulations, standards, or other obligations, or such public representations, or are alleged to have done so, we may be subject to investigations, enforcement actions, civil litigation, fines, and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of

2020, or CPRA, that substantially expanded the CCPA as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, and Connecticut. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability.
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
European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce, to which we have self-certified, was invalidated by the Court of Justice of the European Union, or CJEU, on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses, or the UK SCCs, that became effective as of March 21, 2022, and which are required to be implemented over time. The CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.
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
Further, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implement the GDPR in the United Kingdom following Brexit and the transition period that ended on December 31, 2020. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. While the EU has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products.
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
Our software may be subject to U.S. export control laws and regulations including the Export Administration Regulations, or EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. As such, an export license may be required to export or re-export our products to certain countries, end-users, and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries and persons, as well as for prohibited end-uses. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus and could impose wider sanctions and export restrictions and take other actions should the conflict continue to escalate. Any exports or sales of our software or services into Russia and Belarus may be impacted by these restrictions. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
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
Failure to comply with anti-bribery and anti-corruption laws, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions, both domestic and abroad. We leverage third parties, including channel partners, to sell our offerings and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, representatives, contractors, partners, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could adversely affect our business, results of operations, and financial condition.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communications, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based products such as our products and platform. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If use of the internet is reduced by these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations, and financial condition.
Any legal proceedings or claims against us could be costly and time consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including patent infringement, other intellectual property, privacy and data protection, data security, employment, securities, contractual rights, torts, or other legal claims. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by entering into settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards of $659.9 million and $538.3 million, respectively, which may be utilized against future income taxes and begin to expire in 2034 and 2025 for federal and state purposes, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to use our carryforwards may be limited.
Further, the Tax Cuts and Jobs Act of 2017, modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the Tax Act, changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act allows such net operating losses to be carried over indefinitely but limits a taxpayer’s ability to use those carryforwards in tax years beginning after December 31, 2020, to 80% of taxable income for the tax year. Net operating loss carryforwards generated before January 1, 2018, will not be subject to the Tax Act’s 80% taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially due to changes in applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate through our subsidiaries could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
The enactment of tax legislation implementing changes in the United States and other jurisdictions or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Legislation or other changes to tax laws, of the United States and other jurisdictions, could impact the tax treatment of our earnings. For example, the Tax Act eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. The United States recently enacted the Inflation Reduction Act of 2022, or the IRA, which introduced a 15% minimum tax on adjusted book income over one billion, and a 1% excise tax on stock buybacks. We do not currently expect the IRA will have a material impact on our income tax liability. Further, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries, and is expected to be implemented in EU member countries by the end of 2023. Due to expansion of our international business activities, such proposed changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
We prepare our consolidated financial statements in accordance with principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. Changes in existing accounting rules or practices, new accounting pronouncements rules, or varying interpretations of current accounting pronouncements practice could harm our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. Additionally, if there are changes to certain of our facts-and-circumstances or if regulators changed their interpretation, we might be required to change the way we report our financial results.
General Risks Related to Us
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We expect in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. We have limited experience and expertise regarding acquisitions, and we may devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, and business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Further, any such transactions that we close may not result in the synergies or other benefits we expect to achieve, including the introduction of new products or enhancements to existing products, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.
If we fail to maintain an effective system of internal control over financial reporting, we may be unable to maintain accurate financial records prevent fraud, or comply with applicable regulations, and investor confidence may, therefore, be adversely affected.
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
Further, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We expect that the requirements of these regulations will continue to increase our legal, accounting, and financial compliance costs and make certain activities more difficult, time-consuming, and costly. As of January 31, 2022, we were required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Our independent registered public accounting firm has formally attested to the effectiveness of our internal controls over financial reporting commencing with this Annual Report on Form 10-K for the year ended January 31, 2022. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
In addition, acts of terrorism, pandemics, such as the outbreak of the novel coronavirus or another public health crisis, protests, riots, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. Additionally, any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of these risks may increase further if our response to catastrophic events proves inadequate.
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
Health epidemics could in the future have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
Our business and operations could be adversely affected by health epidemics impacting the markets and communities in which we, our partners, and customers operate.
Health epidemics are also a contributing factor that could lead to existing and potential customers accelerating transitions to the cloud. However, if customers do not transition to the cloud at anticipated rates, we may not experience these anticipated benefits.

The extent of the impact of health epidemics on our customers and our customers’ response to the epidemics is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially when the long-term impact of the epidemic is uncertain. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.
The ultimate impact of health epidemics is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole. There is also no guarantee a future outbreak of any widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.
Risks Related to the Ownership of our Common Stock
The market price for our Class A common stock may be volatile or may decline regardless of our operating performance.
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships, or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•future sales or expected future sales of shares of our Class A common stock;
•investor perceptions of us and the industries in which we operate;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•actual or perceived breaches of, or failures relating to, privacy, data protection, or data security;
•interruptions, delays, or outages of our platform;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•general economic conditions and slow or negative growth of our markets; and

•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2023, our executive officers and directors and their affiliates together hold and/or control approximately 41% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 28% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
FTSE Russell and Standard & Poor’s do not allow most newly public companies with dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.
Future sales of substantial amounts of our Class A common stock in the public market, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain.
Future sales of a substantial number of shares of Class A common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your shares of Class A common stock at a time and price that you deem appropriate. Many of our equity holders who held our capital stock prior to completion of our initial public offering, or IPO, have substantial unrecognized gains on the value of the equity they hold based on recent market prices of our shares of Class A common stock, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
Further, as of January 31, 2023, up to 6,115,480 shares of our Class B common stock and up to 14,787,347 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 24,473,693 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contains provisions that may make the acquisition of our company more difficult, including the following:
•any amendments to our amended and restated certificate of incorporation or our amended and restated bylaws requires the approval of at least 66-2/3% of our then-outstanding voting power;
•our board of directors is classified into three classes of directors with staggered three-year terms and stockholders will only be able to remove directors from office for cause;
•our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by an officer pursuant to a resolution adopted by our board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our President (in the absence of a chief executive officer);
•certain litigation against us can only be brought in Delaware, unless we consent in writing to the selection of an alternative forum;

•our amended and restated certificate of incorporation authorizes 100,000,000 shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):
•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of a fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time); and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
Holders of Record
As of March 22, 2023, there were 2,136 stockholders of record of our common stock, and the closing price of our common stock was $28.15 per share as reported on the Nasdaq Global Select Market. Because many shares of our Class A common stock are held by brokers and other institutions as record holders and on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The performance graph below shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The performance graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes $100 was invested at the market close on December 9, 2021, which was our initial trading day, in our Class A common stock through January 31, 2023. Data for the NASDAQ Composite Index and the NASDAQ Computer Index assume reinvestment of dividends. Our offering price of our Class A common stock in our IPO, which had a closing stock price of $85.19 on December 9, 2021, was $80.00 per share.

The comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Comparison of Cumulative Total Returns
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
We generate revenue primarily from sales of subscriptions to our software. We offer an enterprise-ready, self-managed software offering that can be deployed in our customers’ public cloud, private cloud, and on-premises environments. HashiCorp Cloud Platform, or HCP, is our fully-managed cloud platform. These two core offerings can be leveraged independently or together, spanning the various public cloud, private cloud, and on-premises environments in which our customers operate.
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
HCP customers, can use our offering on a consumption-based model, or purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption and revenue from them is recognized based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we typically recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.
We sell to organizations of all sizes across a broad range of industries, with a particular focus on enterprises that are managing and moving an increasing number of business-critical processes, applications, and large volumes of data to the cloud. Ultimately, we believe all enterprises will need to transition to the cloud to reduce operational burden, improve scalability and elasticity, and increase agility. We plan to continue to invest in our direct sales force to grow our large enterprise base domestically and internationally.
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
We operate an adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt an open-source use case of Terraform. After initial use of the open-source product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of January 31, 2023, 2022 and 2021, our last four-quarter average net dollar retention rate was 131%, 131% and 123%, respectively.
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
We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of January 31, 2023, we served over 4,100 customers spanning organizations of a broad range of sizes and industries, compared to over 2,700 and 1,400 customers as of January 31, 2022 and 2021, respectively.
We also intend to continue to grow our base of large enterprises around the world.
Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the open-source community, and effectiveness of our marketing and community-building efforts. As of January 31, 2023, 436 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is substantial opportunity to further cultivate these large customers.

Expanding and Extending Within Existing Customer Base
Our large base of customers represents a significant opportunity for further sales growth. Our customers often expand the deployment of our products across larger teams and more broadly within the enterprise as they do more with existing use cases and realize new use cases. At the same time, we often see customers extend to multiple products across our wider product portfolio as they realize the potential of integrating more of our products to better solve use cases. We intend to continue to invest in enhancing awareness of our brand and developing more products, features, and functionality, which we believe are important factors in achieving widespread adoption of our offerings. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our products, the technical capabilities and security of our products, our customers’ progress on their cloud journey, competition, pricing, and overall changes in our customers’ spending levels.
Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of January 31, 2023, 2022 and 2021, our last four-quarter average net dollar retention rate was 131%, 131%, and 123%, respectively. We believe this demonstrates the stickiness of our products, and our offerings as a whole.
Increasing Adoption of HashiCorp Cloud Platform
We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the fiscal year ended January 31, 2023, HCP subscription revenue was $46.9 million.
Accelerating Technology Leadership and Product Expansion
Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our open-source community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, and launch of HCP Boundary in June, 2022. We see continued adoption from our customers in our new products and innovations and, as of January 31, 2023, 46% of our customers with $100,000 or greater ARR were licensing more than one product.
We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For fiscal 2023, 2022, and 2021, 27%, 27%, and 25% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of January 31,
	2023		2022		2021
	(dollars in millions)
Total customers	4,131		2,715		1473
Total customers with $100,000 or greater ARR	798		655		500
Subscription revenue from HCP (and its predecessor cloud offerings)	$46.9	(1)	$18.5	(1)	$2.9	(1)
GAAP Remaining Performance Obligations (RPOs)	$647.1		$428.8		$263.9
Non-GAAP RPOs(2)	$673.8		$452.2		$286.1
(1)Represents subscription revenue for the year ended January 31, 2023, January 31, 2022, and January 31, 2021
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section
Total Customers
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
Total Customers with $100,000 or Greater ARR
We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 88%, 88% and 83% of revenue for fiscal 2023, 2022 and 2021, respectively.
Quarterly Revenue from HCP
We believe HCP represents an important growth opportunity for our business. As organizations continue their transition to the cloud, many will begin seeking fully-managed platforms and will begin to adopt HCP. We will continue to track the revenue generated by HCP (and its predecessor cloud offerings) as a way of measuring the adoption of our platform.
Non-GAAP Remaining Performance Obligations
Remaining performance obligations, or RPOs, represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of January 31, 2023 and 2022, our RPOs were $647.1 million and $428.8 million, respectively. As of January 31, 2023, we expect to recognize approximately 58% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our consolidated financial statements included elsewhere in Annual Report on Form 10-K.
We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of January 31, 2023 and 2022, non-GAAP RPOs were $673.8 million and $452.2 million, respectively. As of January 31, 2023, we expect to recognize 59% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.
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
The following table presents a reconciliation of our GAAP RPOs to our Non-GAAP RPOs for the periods presented (in thousands):

	As of
	January 31, 2023	January 31, 2022
GAAP RPOs
GAAP short-term RPOs	$375,072	$268,911
GAAP long-term RPOs	271,992	159,923
Total GAAP RPOs	$647,064	$428,834
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$22,657	$20,324
Customer deposits expected to be recognized after the next 12 months	4,042	3,059
Total customer deposits	$26,699	$23,383
Non-GAAP RPOs
Non-GAAP short-term RPOs	$397,729	$289,235
Non-GAAP long-term RPOs	276,034	162,982
Total Non-GAAP RPOs	$673,763	$452,217
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
The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
GAAP net cash used in operating activities	$(84,462)	$(56,215)	$(39,623)
Add: purchases of property and equipment	(252)	(214)	(4,304)
Add: capitalized internal-use software	(8,746)	(6,382)	(2,920)
Free cash flow (used in)	$(93,460)	$(62,811)	$(46,847)
GAAP net cash used in operating activities as a percentage of revenue	(18)%	(18)%	(19)%
Free cash flow as a % of revenue	(20)%	(20)%	(22)%
Key Components of Results of Operations
Revenue
We generate revenue primarily from software subscriptions and, to a lesser extent, professional services and other revenue. Our software subscriptions are currently predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. We also offer the HCP, our fully-managed cloud platform for multiple products.
Subscription revenue. We generate revenue primarily from subscriptions which include licenses of proprietary features, support and maintenance revenue, and cloud-hosted services.
Our contracts for self-managed software consist of term licenses that provide the customer with a right to use the software for a fixed term commencing upon delivery to the customer, bundled with support and maintenance for the term of the license period. Support and maintenance (collectively referred to as Support Revenue in the consolidated statements of operations) are not sold on a stand-alone basis. Our self-managed Subscription Revenue is disaggregated into License Revenue and Support Revenue in the consolidated statement of operations. The Company does not have observable standalone sales to determine the Standalone Selling Price, or SSP, for its licenses or its support as they are not sold separately. HashiCorp developed a model to estimate relative SSP for each performance obligation using an “expected cost-plus margin” approach. This model uses observable data points to develop the main assumptions including the estimated useful life of the intellectual property and appropriate margins.
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
Professional services and other revenue. Professional services and other revenue consist of revenue from professional services, training services, which are predominantly sold on a fixed-fee basis and any other services provided to our customers. Revenue for professional services, training services, and other is recognized as these services are delivered. Professional services are services utilized by some of our self-managed customers to accelerate the deployment of our products.
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
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.
Other Expenses, Net
Other expenses, net consists primarily of interest expense, and foreign exchange gains and losses.
Provision for Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have recorded deferred tax assets and we provide a full valuation allowance on our U.S., Canada, and United Kingdom deferred tax assets, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance on our U.S. deferred tax assets for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Consolidated Statements of Operations:
Revenue:
License	$64,273	$47,504	$36,208
Support	349,855	247,566	165,607
Cloud-hosted services	46,860	18,613	4,092
Total subscription revenue	460,988	313,683	205,907
Professional services and other	14,901	7,086	5,947
Total revenue	475,889	320,769	211,854
Cost of revenue:
Cost of license(1)	1,753	221	536
Cost of support(1)	48,112	38,080	27,194
Cost of cloud-hosted services(1)	22,589	14,031	4,811
Total cost of subscription revenue(1)	72,454	52,332	32,541
Cost of professional services and other(1)	14,515	11,108	8,511
Total cost of revenue(1)	86,969	63,440	41,052
Gross profit	388,920	257,329	170,802
Operating expenses:
Sales and marketing(1)	355,826	269,504	141,018
Research and development(1)	195,384	165,031	65,248
General and administrative(1)	134,997	112,108	48,545
Total operating expenses	686,207	546,643	254,811
Loss from operations	(297,287)	(289,314)	(84,009)
Interest Income	26,367	319	756
Other expenses, net	(2,365)	(157)	—
Loss before income taxes	(273,285)	(289,152)	(83,253)
Provision for income taxes	1,013	986	262
Net loss	$(274,298)	$(290,138)	$(83,515)

(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022		2021
	(in thousands)
Cost of revenue:
Cost of support	$8,485	$8,073		$1,056
Cost of cloud-hosted services	2,761	2,482		—
Total cost of subscription revenue	11,246	10,555		1,056
Cost of professional services and other	2,555	3,367		308
Total cost of revenue	13,801	13,922		1,364
Sales and marketing	58,205	64,991		11,286
Research and development	46,255	67,865		5,974
General and administrative	52,900	53,790		20,599
Total stock-based compensation expense, net of amounts capitalized	$171,161	$200,568	*	$39,223
* Fiscal 2022 stock-based compensation expense includes the initial expense related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and stock-based compensation expense related to the 2021 Employee Stock Purchase Plan, or ESPP, which commenced in the quarter ended January 31, 2022. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
Revenue:
License	14%	15%	17%
Support	73%	77%	78%
Cloud-hosted services	10%	6%	2%
Total subscription revenue	97%	98%	97%
Professional services and other	3%	2%	3%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of license	-%	-%	-%
Cost of support	10%	12%	13%
Cost of cloud-hosted services	5%	4%	2%
Total cost of subscription revenue	15%	16%	15%
Cost of professional services and other	3%	4%	4%
Total cost of revenue	18%	20%	19%
Gross profit	82%	80%	81%
Operating expenses:
Sales and marketing	75%	84%	67%
Research and development	41%	51%	31%
General and administrative	28%	35%	23%
Total operating expenses	144%	170%	121%
Loss from operations	(62)%	(90)%	(40)%
Interest income	6%	-%	1%
Other expenses, net	(1)%	-%	-%
Loss before income taxes	(57)%	(90)%	(39)%
Provision for income taxes	1%	-%	-%
Net loss	(58)%	(90)%	(39)%
Comparison of Fiscal 2023 and 2022
Revenue

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
License	$64,273	$47,504	$16,769	35%
Support	349,855	247,566	102,289	41%
Cloud-hosted services	46,860	18,613	28,247	152%
Total subscription revenue	460,988	313,683	147,305	47%
Professional services and other	14,901	7,086	7,815	110%
Total revenue	$475,889	$320,769	$155,120	48%
Subscription revenue increased by $147.3 million, or 47%, for fiscal 2023 compared to fiscal 2022. This increase is attributable to the addition of new customers, which contributed $53.4 million for fiscal 2023, as we increased our customer base by 52% from January 31, 2022 to January 31, 2023. The remaining $93.9 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 131% for the trailing four quarters ended January 31, 2023.
Professional services and other revenue increased by $7.8 million, or 110%, for fiscal 2023 compared to fiscal 2022. This increase is mainly attributable to $3.5 million of revenue recognized from a resale contract commitment. The remaining increase was primarily due to increased delivery of professional services and the completion of certain professional services projects.
Cost of Revenue and Gross Margin

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$1,753	$221	$1,532	693%
Cost of support	48,112	38,080	10,032	26%
Cost of cloud-hosted services	22,589	14,031	8,558	61%
Total cost of subscription revenue	72,454	52,332	20,122	38%
Cost of professional services and other	14,515	11,108	3,407	31%
Total cost of revenue	$86,969	$63,440	$23,529	37%

	Year Ended January 31,
	2023	2022
Gross margin
License	97%	100%
Support	86%	85%
Cloud-hosted services	52%	25%
Total subscription margin	84%	83%
Professional services and other	3%	(57)%
Total gross margin	82%	80%
Cost of subscription revenue increased by $20.1 million, or 38%, for fiscal 2023 compared to fiscal 2022. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $13.9 million due to increases in headcount in our customer support organization. These employee-related expenses included a $0.7 million increase related to stock-based compensation expense. The increase in cost of subscription revenue was also attributable to a $2.8 million increase in cloud hosting fees, a $2.0 million increase in amortization of internal-use software, and a $1.4 million increase in spending on software and external services. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.
Cost of professional services and other revenue increased by $3.4 million, or 31%, for fiscal 2023 compared to fiscal 2022. The increase in cost of professional services and other was driven by a $2.9 million increase in employee-related expenses due to higher headcount, net of a $0.8 million decrease in stock-based compensation expense due to higher stock-comp expense in fiscal 2022 related to RSUs subject to service-based and performance-based vesting conditions which were satisfied in connection with our IPO in fiscal 2022. The increases were also attributed to a $0.5 million increase in partner costs due to higher partner service hours. Our professional services and other gross margin has been negative in the past, but is positive for fiscal 2023. Our professional services and other are generally priced at a low margin as compared to total subscription margin which, combined with allocated overhead, has historically resulted in a negative margin.
Gross margin increased to 82% for fiscal 2023 from 80% for fiscal 2022, primarily due to increases in both of our subscription margin and our professional services and other margin.

Operating Expenses
Sales and Marketing

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$355,826	$269,504	$86,322	32%
Sales and marketing expenses increased by $86.3 million, or 32%, for fiscal 2023 compared to fiscal 2022. The increase was primarily driven by a $62.2 million increase in employee-related costs due to a 25% increase in headcount in our sales and marketing organization from fiscal 2022 to fiscal 2023. The increase in these employee-related costs was net of a $6.8 million decrease in stock-based compensation expense as we have recorded a cumulative charge for stock-based compensation expenses related to RSUs subject to service-based and performance-based vesting conditions which were satisfied in connection with our IPO in fiscal 2022, which was partially offset by higher stock-based compensation expense related to our ESPP, which commenced in the quarter ended January 31, 2022, in fiscal 2022. The increase in employee-related costs also includes a $17.4 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Company events and marketing expenses increased $10.8 million, driven primarily by increases in advertising, sponsorships, and internal and external conference costs. Travel and entertainment, allocated expenses for facilities and IT, and software and subscription expenses increased by $6.0 million, $3.7 million, and $3.2 million, respectively, driven by increased headcount and revenue growth.
Research and Development

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$195,384	$165,031	$30,353	18%
Research and development expenses increased by $30.4 million, or 18% for fiscal 2023 compared to fiscal 2022 as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $19.6 million increase in employee-related costs due to a 32% increase in research and development headcount from fiscal 2022 to fiscal 2023. The increase in these employee-related costs was the net of a $21.6 million decrease in stock-based compensation expense net of amounts capitalized to internal-use software, as we have recorded a cumulative charge for stock-based compensation expenses related to RSUs subject to service-based and performance-based vesting conditions which were satisfied in connection with our IPO in fiscal 2022, which was partially offset by higher stock-based compensation expense related to our ESPP, which commenced in the quarter ended January 31, 2022, in fiscal 2023. The remainder of the increase in research and development expenses was attributable to increased software and subscription expenses of $5.2 million, increased facility and IT allocation of $3.7 million, and increased spending on professional services, and travel and entertainment of $1.5 million total.
General and Administrative

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$134,997	$112,108	$22,889	20%
General and administrative expenses increased by $22.9 million, or 20%, for fiscal 2023 compared to fiscal 2022. The increase was primarily driven by a $19.3 million increase in employee-related costs due to a 30% increase in general and administrative headcount from fiscal 2022 to fiscal 2023. The increase in these employee-related costs was net of a $0.9 million decrease in stock-based compensation expense, as we have recorded a cumulative charge for stock-based compensation expenses related to RSUs subject to service-based and performance-based vesting conditions which were satisfied in connection with our IPO in fiscal 2022, which was partially offset by higher stock-based compensation expense related to our ESPP which commenced in the quarter ended January 31, 2022, in fiscal 2023. Insurance costs increased by $6.2 million, due to the insurance cost associated with being a public company. Software and subscription expenses, franchise tax expense, marketing expenses and travel and entertainment expenses, also increased by $3.2 million, $1.0 million, $0.6 million, and $0.6 million, respectively. Those increases are offset by a $4.5 million decrease in spending in professional services due to the completion of our IPO and a $3.5 million decrease in spending on our annual all-hands employee summit as this in-person event was cancelled for fiscal year 2023 due to COVID-19.
Interest Income

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$26,367	$319	$26,048	*
*- not meaningful
Interest income, increased by $26.0 million in fiscal 2023 compared to fiscal 2022. The increase was primarily due to increases in the yields resulting from the Federal Reserve's interest rate increases and higher average cash balances throughout the year due to the proceeds from the IPO.
Other Expenses, Net

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other expenses, net	$(2,365)	$(157)	$(2,208)	*
*- not meaningful
Other expenses, net increased by $2.2 million in fiscal 2023 compared to fiscal 2022. The increase was primarily due to strengthening of the U.S. dollar against other currencies, resulting in foreign currency exchange losses on our cash balances in foreign jurisdictions.
Provision for Income Taxes

	Year Ended January 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,013	$986	$27	3%
Provision for income taxes increased 3% in fiscal 2023 compared to fiscal 2022, primarily due to income in foreign tax jurisdictions. We maintain a full valuation allowance on our U.S., Canada, and United Kingdom deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
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
As of January 31, 2023, we had cash and cash equivalents of $1.3 billion. Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. Our restricted cash constitutes cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable operating lease agreements. In December 2022, the Company was able to negotiate a waiver of the collateral requirements for the letters of credit, thereby removing the restriction on the cash. Our restricted cash balance was zero as of January 31, 2023. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $780.4 million as of January 31, 2023, and negative cash flows from operations in fiscal 2023, fiscal 2022, and fiscal 2021. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.
On November 23, 2020, we entered into a loan and security agreement with HSBC Ventures USA Inc., or the Loan Agreement. On July 28, 2022, we terminated the Loan Agreement in accordance with its terms and had no balance outstanding thereunder upon termination. The Loan Agreement provided us a revolving line of credit, which had an expiration date of November 23, 2023. Under the Loan Agreement, we were able to borrow up to $50.0 million. Interest on any drawdown under the revolving line of credit would accrue at the adjusted LIBOR plus 3.00%. We would also incur a commitment fee of 0.30% for any unused portion of the credit facility.
We believe our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022	2021

Net cash used in operating activities	$(84,462)	$(56,215)	$(39,623)
Net cash provided by (used in) investing activities	$(8,998)	$(6,596)	$22,776
Net cash provided by financing activities	$21,983	$1,147,846	$177,124
Operating Activities
We typically invoice our customers annually in advance and to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets in deferred revenue and customer deposits. We generally experience seasonality in terms of when we enter into agreements with our customers, particularly in our fourth fiscal quarter due to increased buying patterns of our enterprise customers and in our second fiscal quarter due to the summer vacation slowdown that impacts many of our customers. Given the seasonality in our business as discussed above, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, software and subscription expenses, sales and marketing expenses, third-party cloud infrastructure costs, professional services expenses, and overhead expenses.
Net cash used in operating activities during fiscal 2023 was $84.5 million, which resulted from a net loss of $274.3 million, adjusted for non-cash charges of $178.6 million and net cash inflow of $11.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $171.2 million for stock-based compensation expense, $4.6 million for depreciation and amortization expense, and $2.9 million for non-cash operating lease costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $35.6 million increase in account receivable due to higher billings and timing of collections from our customers, a $34.8 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.1 million decrease in lease liabilities due to payments to our landlords, and a $1.8 million decrease in account payable due to timing of payments to our vendors. These cash outflows were partially offset by a $79.0 million increase in deferred revenue due to increased billings, a $3.3 million increase in customer deposits from advance invoicing in accordance with our subscription contracts, a $2.6 million increase in accrued expenses and other liabilities, a $1.7 million increase in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes, and a $0.1 million decrease in prepaid expenses and other assets.
Net cash used in operating activities during fiscal 2022 was $56.2 million, which resulted from a net loss of $290.1 million, adjusted for non-cash charges of $205.5 million, and net cash inflow of $28.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $200.6 million for stock-based compensation expense, $2.5 million for depreciation and amortization expense, and $2.4 million for non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $76.0 million increase in deferred revenue and $1.2 million increase in customer deposits from advance invoicing in accordance with our subscription contracts, a $32.4 million increase in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes, and a $8.5 million increase in accounts payable. The cash inflow was partially offset by a $33.4 million increase in accounts receivable due to higher billings and timing of collections from our customers, a $39.1 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $13.6 million increase in prepaid expenses and other assets, a $0.9 million decrease in accrued expenses and other liabilities, and a $2.6 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities during fiscal 2023 of $9.0 million was primarily comprised of $8.7 million capitalized internal-use software for our cloud platform and $0.3 million in purchases of property and equipment.
Net cash used in investing activities during fiscal 2022 of $6.6 million resulted primarily from $0.2 million in purchases of property and equipment and $6.4 million in capitalized internal-use software for our cloud platform.
Financing Activities
Net cash provided by financing activities of $22.0 million during fiscal 2023 was due to $17.2 million proceeds from stock purchased by employees under the ESPP, and $5.0 million net proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of taxes related to net share settlement.
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

Contractual Obligations and Commitments
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $3.9 million is due in the next 12 months and $12.9 million is due thereafter. As of January 31, 2023, we have non-cancellable hosting infrastructure commitments of $7.0 million due in the next 12 months and $8.9 million due thereafter. Also, as of January 31, 2023, we have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business payments of $17.8 million due in the next 12 months and $8.0 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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
Critical Accounting Estimates
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
Revenue Recognition
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our significant accounting policies over revenue recognition.
Our contracts with customers often contain multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. We consider our determination of SSP to be a critical accounting estimate. SSP is established based on multiple factors, including prices at which we separately sell standalone subscriptions and services. For license and support performance obligations, we developed a model to estimate relative SSP for each performance obligation using an expected cost-plus margin approach. This model uses observable data points to develop the main assumptions including the estimated useful life of the intellectual property and appropriate margins by allocating costs between enterprise and open-source features. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate revenue to the material right as a performance obligation.
Deferred Contract Acquisition Costs
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our significant accounting policies over deferred contract acquisition costs.
Deferred contract acquisition costs include sales commissions earned by our sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the pattern of revenue recognition over a period of benefit, determined to be five years. Significant judgment is required in arriving at this period of benefit. We determined the period of benefit by taking into consideration our customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract acquisition costs, with the remaining portion recorded as deferred contract acquisition costs, non-current, on the consolidated balance sheets. Amortization expense of deferred contract costs is recorded as sales and marketing expense in the consolidated statements of operations.
Recently Issued Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures during fiscal 2023.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. As of January 31, 2023, we had cash and cash equivalents of $1.3 billion . The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. As of fiscal 2023, we have not entered into investments for trading or speculative purposes, but we may do so in the future. Due to the short-term nature of our investment portfolio and type of investments included in portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. Declines in interest rates, however, would reduce our future interest income.
Foreign Currency Risk
All of our sales contracts are denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Canadian Dollar, and Australian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 2%. As the impact of foreign currency exchange rates has not been material to our historical operating results, to date we have not entered into derivative or hedging transactions; we may do so in the future if our exposure to foreign currency becomes more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data
HASHICORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of HashiCorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HashiCorp, Inc. and subsidiaries (the "Company") as of January 31, 2023 and 2022, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company generates revenue primarily from self-managed software subscriptions which consist of term licenses bundled with support and maintenance for the term of the license period. Certain contracts with customers contain non-standard terms and conditions which require significant judgement by management to identify the distinct performance obligations in the contract. The determination of standalone selling prices for licenses and support, which are not sold separately, also required significant judgement by management and were developed using an expected cost-plus margin model based on multiple assumptions including the estimated useful life of the intellectual property and appropriate margins.
Given the complexity of certain self-managed contracts, including those with non-standard terms and conditions, and the significance of management’s judgments involved in identifying performance obligations and determining standalone selling prices, performing audit procedures to evaluate whether management properly identified performance obligations and determined standalone selling prices required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s revenue recognition for its customer contracts included the following, among others:
•We selected a sample of recorded revenue transactions, obtained and read the customer contracts, including master agreements and related amendments, and independently assessed the terms of the contract, the identified performance obligations and compared to the performance obligations identified by management.
•We evaluated the reasonableness of management’s estimate of the standalone selling prices for self-managed licenses and support, which are not sold separately, by performing the following:
–With the assistance of our fair value specialists, we evaluated the reasonableness of the cost-plus margin valuation methodology used based on generally accepted valuation practices observed in the industry.
–Evaluated selected margins used by management for cost markups by comparing to margins of selected guideline public companies (“GPCs”), evaluating the appropriateness of selected GPCs, and obtaining the underlying market data and recalculating the margins of the respective GPCs.
–Evaluated the estimated useful life of the intellectual property by (i) discussing the Company’s product with members of the development team to understand expected changes in product development and the corresponding impact on the estimated life and (ii) comparison to industry peers.
–Evaluated the allocation of the engineering and support costs between the proprietary features and open-source features by (i) discussing with members of the development team to understand the relevant effort and considering published information regarding software releases, (ii) testing the completeness and accuracy of source data, and (iii) recalculating the allocation.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 27, 2023
We have served as the Company’s auditor since 2019.

HASHICORP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,286,134	$1,355,828
Accounts receivable, net of allowance of $13 and $20, respectively	162,369	126,812
Deferred contract acquisition costs	42,812	32,205
Prepaid expenses and other current assets	17,683	17,744
Total current assets	1,508,998	1,532,589
Property and equipment, net	24,594	15,897
Operating lease right-of-use assets	12,560	15,420
Deferred contract acquisition costs, non-current	81,286	57,126
Other assets, non-current	902	2,643
Total assets	$1,628,340	$1,623,675
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,450	$14,267
Accrued expenses and other current liabilities	6,783	4,542
Accrued compensation and benefits	58,628	56,939
Operating lease liabilities	3,380	3,130
Deferred revenue	272,909	206,416
Customer deposits	26,699	23,383
Total current liabilities	380,849	308,677
Deferred revenue, non-current	29,335	16,873
Operating lease liabilities, non-current	12,093	15,483
Other liabilities, non-current	713	351
Total liabilities	422,990	341,384
Commitments and contingencies (note 8)
Stockholders’ equity
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of January 31, 2023 and January 31, 2022, respectively; 88,823 and 30,597 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of January 31, 2023 and January 31, 2022, respectively; 101,145 and 151,570 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	2	2
Additional paid-in capital	1,985,747	1,788,390
Accumulated deficit	(780,400)	(506,102)
Total stockholders’ equity	1,205,350	1,282,291
Total liabilities and stockholders’ equity	$1,628,340	$1,623,675
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue:
License	$64,273	$47,504	$36,208
Support	349,855	247,566	165,607
Cloud-hosted services	46,860	18,613	4,092
Total subscription revenue	460,988	313,683	205,907
Professional services and other	14,901	7,086	5,947
Total revenue	475,889	320,769	211,854
Cost of revenue:
Cost of license	1,753	221	536
Cost of support	48,112	38,080	27,194
Cost of cloud-hosted services	22,589	14,031	4,811
Total cost of subscription revenue	72,454	52,332	32,541
Cost of professional services and other	14,515	11,108	8,511
Total cost of revenue	86,969	63,440	41,052
Gross profit	388,920	257,329	170,802
Operating expenses:
Sales and marketing	355,826	269,504	141,018
Research and development	195,384	165,031	65,248
General and administrative	134,997	112,108	48,545
Total operating expenses	686,207	546,643	254,811
Loss from operations	(297,287)	(289,314)	(84,009)
Interest income	26,367	319	756
Other expenses, net	(2,365)	(157)	—
Loss before income taxes	(273,285)	(289,152)	(83,253)
Provision for income taxes	1,013	986	262
Net loss	$(274,298)	$(290,138)	$(83,515)
Net loss per share attributable to common stockholders, basic and diluted	$(1.47)	$(3.48)	$(1.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	186,029	83,277	63,375
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	88,077	$174,389	61,447	$1	$52,208	$(132,449)	$(80,240)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $276	6,051	174,724	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,131	—	2,629	—	2,629
Vesting of early exercised stock options	—	—	—	—	99	—	99
Stock-based compensation	—	—	—	—	39,223	—	39,223
Net loss	—	—	—	—	—	(83,515)	(83,515)
Balance as of January 31, 2021	94,128	$349,113	65,578	$1	$94,159	$(215,964)	$(121,804)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(94,128)	(349,113)	94,128	1	349,112	—	349,113
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	16,530	1	1,246,924	—	1,246,925
Issuance of common stock for restricted stock awards	—	—	11	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,962	—	5,036	—	5,036
Vesting of early exercised stock options	—	—	—	—	18	—	18
Issuance of common stock upon settlement of restricted stock units	—	—	4,355	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(1,397)	—	(110,989)	—	(110,989)
Stock-based compensation	—	—	—	—	204,130	—	204,130
Net loss	—	—	—	—		(290,138)	(290,138)
Balance as of January 31, 2022	—	$—	182,167	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	—	—	2,856	—	5,034	—	5,034
Vesting of early exercised stock options	—	—	—	—	6	—	6
Issuance of common stock upon settlement of restricted stock units	—	—	4,244	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(13)	—	(248)	—	(248)
Issuance of common stock under employee stock purchase plan	—	—	714	—	17,197	—	17,197
Stock-based compensation	—	—	—	—	175,368	—	175,368
Net loss	—	—	—	—	—	(274,298)	(274,298)
Balance as of January 31, 2023	—	$—	189,968	$3	$1,985,747	$(780,400)	$1,205,350
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(274,298)	$(290,138)	$(83,515)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	171,161	200,568	39,223
Depreciation and amortization expense	4,588	2,498	888
Non-cash operating lease cost	2,860	2,382	2,098
Other	(1)	14	57
Changes in operating assets and liabilities:
Accounts receivable	(35,556)	(33,364)	(41,407)
Deferred contract acquisition costs	(34,767)	(39,086)	(19,984)
Prepaid expenses and other assets	(61)	(13,626)	2,653
Accounts payable	(1,817)	8,464	1,093
Accrued expenses and other liabilities	2,609	(895)	3,277
Accrued compensation and benefits	1,689	32,379	7,536
Operating lease liabilities	(3,140)	(2,567)	(1,789)
Deferred revenue	78,955	75,992	46,911
Customer deposits	3,316	1,164	3,336
Net cash used in operating activities	(84,462)	(56,215)	(39,623)
Cash flows from investing activities
Purchases of property and equipment	(252)	(214)	(4,304)
Capitalized internal-use software	(8,746)	(6,382)	(2,920)
Purchase of short-term investments	—	—	(50,000)
Proceeds from maturities of short-term investments	—	—	80,000
Net cash (used in) provided by investing activities	(8,998)	(6,596)	22,776
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	1,252,974	—
Taxes paid related to net share settlement of equity awards	(248)	(105,642)	—
Payments of loan issuance costs	—	—	(229)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	174,724
Proceeds from issuance of common stock upon exercise of stock options	5,034	5,036	2,629
Proceeds from issuance of common stock under employee stock purchase plan	17,197	—	—
Payments of deferred offering costs	—	(4,522)	—
Net cash provided by financing activities	21,983	1,147,846	177,124
Net (decrease) increase in cash, cash equivalents, and restricted cash	(71,477)	1,085,035	160,277
Cash, cash equivalents, and restricted cash beginning of period	1,357,611	272,576	112,299
Cash, cash equivalents, and restricted cash end of period	$1,286,134	$1,357,611	$272,576
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refund received	$999	$739	$452
Cash paid for operating lease liabilities	$3,781	$3,291	$2,479
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for new lease obligations	—	$2,036	—
Unpaid deferred offering costs	—	$1,527	—
Unpaid taxes related to net share settlement of equity awards	—	$5,347	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	$349,113	—
Capitalized stock-based compensation expense	$4,207	$3,562	—
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
HashiCorp, Inc. ("HashiCorp" or the "Company") was incorporated in Delaware in May 2013. The Company is headquartered in San Francisco, California and has wholly owned subsidiaries around the world. The Company’s foundational technologies solve the core infrastructure challenges of cloud adoption by enabling an operating model that unlocks the full potential of modern public and private clouds. The Company’s cloud operating model provides consistent workflows and a standardized approach to automating the critical processes involved in delivering applications in the cloud: infrastructure provisioning, security, networking, and application deployment. The Company’s primary commercial products are HashiCorp Terraform, Vault, Consul, and Nomad. The Company’s software is predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. The Company also offers a fully managed cloud platform for multiple products that further accelerates enterprise cloud migration by addressing resource and skills gaps, improving operational efficiency and speeding up deployment time for customers. Additionally, the Company provides premium support and services.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP").
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

Upon the consummation of the IPO:
•$349.1 million of redeemable convertible preferred stock were reclassified into Class B common stock and additional paid-in capital.
•$6.0 million of deferred offering costs were reclassified into stockholders’ equity (deficit) as an offset against the IPO proceeds.
•$190.5 million in cumulative stock-based compensation expense related to the outstanding RSUs through January 31, 2022 was recognized.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.

Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of the Company’s subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Nonmonetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollar using historical exchange rates. Remeasurement gains and losses are included within other income, net in the accompanying consolidated statements of operations. Remeasurement gains and losses were not material to the consolidated financial statements for fiscal 2023, 2022, and 2021.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include the determination of standalone selling prices of the Company’s performance obligations, the estimated likelihood a material right will be exercised, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, software development costs, discount rates used for operating leases, and accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted cash constitutes collateral for letters of credit established according to the requirements under certain non-cancellable operating lease agreements and is included in other assets, non-current in the consolidated balance sheets. In December 2022, the Company was able to negotiate a waiver of the collateral requirements for the letters of credit, thereby removing the restriction on the cash. As of January 31, 2023 and 2022, the Company maintained zero and $1.8 million in restricted cash, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same category shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2023	2022

Cash and cash equivalents	$1,286,134	$1,355,828
Restricted cash included in other assets, non-current	—	1,783
Cash, cash equivalents, and restricted cash	$1,286,134	$1,357,611
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
The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021

Beginning balance	$20	$36	$6
Bad debt expense	-	14	129
Write-offs, net of recoveries	(7)	(30)	(99)
Ending balance	$13	$20	$36
When management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable, both the gross accounts receivable and the full allowance on that receivable are written off.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company invests its excess cash in highly-rated money market funds. The Company extends credit to customers in the normal course of business. The Company monitors for uncollectible accounts on an ongoing basis. There were no customers that individually exceeded 10% of the Company’s revenue for fiscal 2023, 2022, and 2021.
As of January 31, 2023, one customer represented 11% of accounts receivable, net and no other customer represented 10% or more of accounts receivable, net. As of January 31, 2022, no customer represented 10% or more of account receivable, net.
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
Revenue Recognition
The Company generates revenue primarily from software subscriptions and, to a lesser extent, professional services and other revenue. The software subscriptions are currently predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. The Company also offers the HashiCorp Cloud Platform, or HCP, our fully-managed cloud platform for multiple products.
Subscription revenue. The Company generates revenue primarily from subscriptions which include licenses of proprietary features, support and maintenance revenue, and cloud-hosted services.
Our contracts for self-managed software consist of term licenses that provide the customer with a right to use the software for a fixed term commencing upon delivery to the customer, bundled with support and maintenance for the term of the license period. Support and maintenance (collectively referred to as Support Revenue in the consolidated statements of operations) are not sold on a stand-alone basis. Our self-managed Subscription Revenue is disaggregated into License Revenue and Support Revenue in the consolidated statement of operations. The Company does not have observable standalone sales to determine the

Standalone Selling Price, or SSP, for its licenses or its support as they are not sold separately. The Company developed a model to estimate relative SSP for each performance obligation using an “expected cost-plus margin” approach. This model uses observable data points to develop the main assumptions including the estimated useful life of the intellectual property and appropriate margins.
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
The Company generates subscription revenue from contracts with typical durations ranging from one to three years. We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Amounts that have been invoiced and are nonrefundable are recorded in deferred revenue, or they are recorded in revenue if the revenue recognition criteria have been met. Our current and non-current deferred revenue represents contracts that are invoiced annually in advance or multi-year in advance. Customer payments that are contractually refundable are recorded as customer deposits.
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
(i)identification of the contract with a customer;
The Company contracts with its customers typically through order forms or purchase orders which in most cases are governed by master sales agreements. At contract inception the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and identifies the different performance obligations accordingly.
(ii)determination of whether the promised goods or services are performance obligations;
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
The Company’s cloud-hosted services products provide access to hosted software as well as support, which the Company considers to be a single performance obligation. Professional services and other are not integral to the functionality of the subscription services and are generally distinct from the other performance obligations.
The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.
(iii)measurement of the transaction price;
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
(iv)allocation of the transaction price to the performance obligations; and
The Company measures the transaction price with reference to the standalone selling price, or SSP, of the various performance obligations inherent within a contract. Management determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, discounting practices, and overall pricing objectives, while maximizing observable inputs.
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
(v)recognition of revenue when the Company satisfies each performance obligation.
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
Revenue for professional services and other is recognized as these services are delivered. Professional services and other are services utilized by some self-managed customers to accelerate the deployment of the Company’s products.
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
The Company receives payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 to 60 days. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Contract assets were $4.9 million and $2.9 million as of January 31, 2023 and January 31, 2022, respectively, and are included in accounts receivable, net in the consolidated balance sheets.
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
Cost of professional services and other primarily includes personnel-related costs, such as salaries, bonuses and benefits, and stock-based compensation for employees associated with our professional services, costs of third-party contractors, and allocated overhead.
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

Capitalized Software Development Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is generally no significant passage of time between achievement of technological feasibility and the availability of the Company’s enterprise software for general release, and the majority of the Company’s software is open-source. Therefore, the Company has not capitalized any software costs through fiscal 2023, 2022 and 2021. All software development costs have been charged to research and development expense in the consolidated statements of operations as incurred.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense in the consolidated statements of operations when incurred, were $11.1 million, $6.3 million, and $2.2 million for fiscal 2023, 2022, and 2021, respectively.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and capitalized software development costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. There was no impairment charge recorded during fiscal 2023, 2022, and 2021.
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
The fair value of stock purchase right granted under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.

The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Net Loss per Share Attributable to Common Stockholders
Prior to the completion of the IPO, the Company computed net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered convertible redeemable preferred stock and unvested common stock, which included early exercised stock options, to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to participating securities.
Since the IPO, the Company has been calculating basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker, or CODM. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. Substantially all of the Company’s long-lived assets were held in the United States as of January 31, 2023 and 2022. The Company presents revenue by region in Note 3 to the consolidated financial statements.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 31, 2023 and 2022, the Company has recorded a full valuation allowance against its net U.S. federal and state deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than

50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There have been no employer contributions under this plan to date.
Recent Accounting Pronouncements Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate ("SOFR"). The adoption of this guidance did not have an effect on the Company's results of operations, financial condition, or cash flows.
3. Revenue and Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (dollars in thousands):

	Year Ended January 31,
	2023		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

License	$64,273	14%	$47,504	15%	$36,208	17%
Support	349,855	73	247,566	77	165,607	78
Cloud-hosted services	46,860	10	18,613	6	4,092	2
Total subscription revenue	460,988	97	313,683	98	205,907	97
Professional services and other	14,901	3	7,086	2	5,947	3
Total revenue	$475,889	100%	$320,769	100%	$211,854	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (dollars in thousands):

	Year Ended January 31,
	2023		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

United States	$345,973	73%	$235,428	73%	$157,916	75%
Rest of the world	129,916	27	85,341	27	53,938	25
Total	$475,889	100%	$320,769	100%	$211,854	100%
No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.
Contract Balances
Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Balance, beginning of period	$223,289	$147,297	$100,386
Deferred revenue billings including reclassification to deferred revenue from customer deposits	552,799	395,153	257,544
Recognition of revenue, net of change in unbilled accounts receivable*	(473,844)	(319,161)	(210,633)
Balance, end of period	$302,244	$223,289	$147,297
* Reconciliation to Revenue Reported per Consolidated Statements of Operations:
Revenue billed as of the end of the period	$473,844	$319,161	$210,633
Increase in total unbilled accounts receivable	2,045	1,608	1,221
Revenue Reported per Consolidated Statements of Operations	$475,889	$320,769	$211,854
Unbilled accounts receivable represent revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of January 31, 2023 and 2022, unbilled accounts receivable of approximately $4.9 million and $2.9 million, respectively, were included in accounts receivable on the Company’s consolidated balance sheets.
Remaining Performance Obligations (RPOs)
The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2023 and 2022, the Company had $647.1 million, and $428.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of January 31, 2023 and January 31, 2022, the Company expected to recognize approximately 58% and 63%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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

	As of January 31,
	2023	2022
Within the next 12 months	$22,657	$20,324
After the next 12 months	4,042	3,059
Total	$26,699	$23,383
4. Fair Value Measurements
The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3—Inputs are unobservable inputs for the asset or liability.
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
The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$169,904	$-	$-	$169,904
Total cash and cash equivalents	169,904	-	-	169,904
Total assets measured at fair value	$169,904	$-	$-	$169,904
Included in cash and cash equivalents				$169,904

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents
Money market funds	$1,129,436	$-	$-	$1,129,436
Total cash and cash equivalents	1,129,436	-	-	1,129,436
Total assets measured at fair value	$1,129,436	$-	$-	$1,129,436
Included in cash and cash equivalents				$1,129,436

Money market funds are cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
The consolidated financial statements as of January 31, 2023 and January 31, 2022, do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the year ended January 31, 2023 and January 31, 2022.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net are comprised of the following (in thousands):

	Estimated Useful life	As of January 31,
		2023	2022
Furniture and fixtures	5 years	$1,292	$1,266
Computers, equipment and software	3 years	581	532
Capitalized internal-use software development costs	5 years	25,817	12,209
Leasehold improvements	Shorter of useful life or lease term	5,138	5,008
Construction in progress(1)		47	655
Total property and equipment		32,875	19,670
Less: accumulated depreciation and amortization		(8,281)	(3,773)
Property and equipment - net		$24,594	$15,897
(1)This represents internal-use software not yet available for general release.
Total depreciation and amortization expense for fiscal 2023, 2022, and 2021 was $4.5 million, $2.5 million, and $0.9 million, respectively.
The Company capitalized $13.0 million and $9.9 million in internal-use software development costs during fiscal 2023 and 2022, respectively. The amount capitalized for fiscal 2022 included $0.7 million in construction in progress which was placed into service during fiscal 2023. Amortization expense associated with internal-use software development costs totaled $3.4 million and $1.4 million for fiscal 2023 and 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities are comprised of the following (in thousands):

	As of January 31,
	2023	2022
Accrued expenses	$4,222	$3,925
Accrued income taxes payable	1,081	611
Sales tax payable	1,480	-
Liability for early exercise of unvested stock options	-	6
Total accrued expenses and other current liabilities	$6,783	$4,542

Accrued Compensation and Benefits
Accrued compensation and benefits are comprised of the following (in thousands):

	As of January 31,
	2023	2022
Accrued commissions	$16,932	$15,993
Accrued bonus	3,220	2,632
Accrued vacation	20,614	15,970
Accrued payroll and withholding taxes	11,574	18,885
ESPP employee contribution	4,247	2,709
Other	2,041	750
Total accrued compensation and benefits	$58,628	$56,939
Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2023	2022	2021

Beginning balance	$89,331	$50,245	$30,261
Capitalization of contract acquisition costs	78,146	64,834	33,821
Amortization of deferred contract acquisition costs	(43,379)	(25,748)	(13,837)
Ending balance	$124,098	$89,331	$50,245
Deferred contract acquisition costs, current	$42,812	$32,205	$15,275
Deferred contract acquisition costs, non-current	81,286	57,126	34,970

Total deferred contract acquisition costs	$124,098	$89,331	$50,245
There were no impairment losses recognized for deferred contract acquisition costs during fiscal 2023, 2022, and 2021.
6. Credit Facility
On November 23, 2020, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., (the "Loan Agreement"). On July 28, 2022, the Company terminated the Loan Agreement in accordance with its terms and had no balance outstanding thereunder upon termination and January 31, 2023.
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

Lease costs
Lease costs were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Short-term lease costs	$320	$333	$227
Operating lease costs	3,512	3,106	2,898
Total lease costs	$3,832	$3,439	$3,125
Variable lease cost was not significant for the years ended January 31, 2023, 2022, and 2021. There were no other lease components for the periods presented.
Lease term and discount rate information are summarized as follows:

	As of January 31,
	2023	2022	2021
Weighted average remaining lease terms (in years)	4.2	5.1	6.3
Weighted average discount rate	3.8%	3.8%	3.9%
Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of January 31, 2023 are as follows (in thousands):

Years Ending January 31,	Amount
2024	$3,924
2025	4,150
2026	3,734
2027	3,737
2028	1,277
Total minimum lease payments	16,822
Less imputed interest	(1,349)
Present value of future minimum lease payments	15,473
Less current lease liabilities	(3,380)
Operating lease liabilities, non-current	$12,093
There were no operating right-of-use asset impairment losses in fiscal 2023, 2022 and 2021.
8. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of January 31, 2023 and 2022.
Purchase commitments
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as software subscriptions and corporate events. As of

January 31, 2023, the Company had outstanding non-cancelable office lease, hosting infrastructure commitments, and other commitments with a remaining term of 12 months or longer as follows (in thousands):

Years Ending January 31,	Minimum Lease Payments	Hosting Infrastructure Commitments	Other Commitments	Total
2024	$3,924	$7,049	$8,687	$19,660
2025	4,150	6,331	8,017	18,498
2026	3,734	2,535	—	6,269
2027	3,737	—	—	3,737
2028	1,277	—	—	1,277
Total	$16,822	$15,915	$16,704	$49,441
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2023 and 2022.
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
Upon completion of the IPO in December 2021, all of the Company's redeemable convertible preferred stock outstanding, totaling 94,127,984 shares, were automatically converted into an equivalent number of class B common stock on a one-to-one basis and their carrying value of $349.1 million was reclassified into stockholders’ equity (deficit). As of January 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.

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
Dividends
Each holder of Series Seed, Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock were entitled to receive, out of any funds legally available, noncumulative dividends at the rate of $0.0053233, $0.034612335, $0.055757335, $0.253448000, $0.886668, and $2.3136 per share, respectively, per annum, payable in preference and priority to any payment of any dividends on common stock when and as declared by the board of directors. After payment of such dividends, any additional dividends or distributions were to be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then-effective conversion rate. No dividends were ever declared or paid.

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
Redemption
Series Seed, Series A, Series B, Series C, Series D, and Series E convertible preferred stock did not have mandatory redemption provisions.
Conversion
Each share of preferred stock is convertible, at the option of its holder, into the number of fully paid and non-assessable shares of common stock at the applicable conversion price per share on the date that the share certificate was surrendered for conversion. As of January 31, 2022, the conversion prices per share for all shares of preferred stock were equal to the original issue prices, and the rate at which each share converted into common stock was one-for-one. As discussed above, upon completion of the IPO, all outstanding shares of convertible preferred stock were automatically converted to common stock.
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
Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Upon exercise, release, or transfer to a broker, equity plan administrator or other nominee, holders of shares of Class B common stock can convert Class B common stock to Class A common stock. Once converted or transferred and converted into Class A common stock, the Class B common stock may not be reissued. For the year ended January 31, 2023, a total of 50,424,950 shares of Class B common stock have been converted into Class A common stock.
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
Common Stock Reserved for Future Issuance
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of January 31,
	2023	2022
Options outstanding	9,315	12,381
Restricted stock units outstanding	11,588	10,406
Remaining shares available for future issuance under the 2021 Plan	21,466	17,561
2021 Employee Stock Purchase Plan	3,008	1,900
Total	45,377	42,248
A total of 24,473,693 shares of the Company’s Class A common stock shares are available for issuance under the 2021 Equity Incentive Plan ("2021 Plan") and the 2021 Employee Stock Purchase Plan ("ESPP") as of January 31, 2023.
Stock Options
Stock options must be granted with an exercise price equal to the fair market value of a share of common stock at the date of grant. Stock options generally have a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.
The following table summarizes stock option activity for the 2021 Plan (number of options outstanding and aggregate intrinsic value are in thousands):

	Options Outstanding
	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2022	12,381	$1.93	5.7	$798,374
Stock options exercised	(2,856)	$1.74		$94,070
Stock options cancelled/forfeited/expired	(210)	$4.70
Balance as of January 31, 2023	9,315	$1.92	4.6	$281,837
Exercisable as of January 31, 2023	9,065	$1.72	4.6	$276,190
Exercisable shares consist of 9,065,374 shares that are vested as of January 31, 2023. All shares with an early exercise provision have fully vested as of January 31, 2023.

No options were granted during the year end January 31, 2023. The weighted-average grant-date fair values of option awards granted during fiscal 2022 and 2021 were $18.46, and $10.10 per share, respectively.
The total grant-date fair value of stock options vested was $4.6 million, $6.5 million and $10.5 million during fiscal 2023, 2022 and 2021, respectively.
The total intrinsic value of options exercised during fiscal 2023, 2022 and 2021 were $94.1 million, $168.3 million and $81.5 million, respectively.
Early Exercise of Employee Options
The 2014 Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for the early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability and reflected as accrued expenses and other current liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital and common stock as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination for any reason, including death and disability, at the price paid by the purchaser for such shares. In fiscal 2021 the Company issued 190,000 shares of common stock for total proceeds of $0.2 million and less than $0.1 million related to early exercised stock options. There were no early exercises in fiscal 2023 and 2022. There were no shares repurchased during any periods presented. As of January 31, 2023 and 2022, the number of shares of common stock subject to repurchase was zero and 5,250 shares with an aggregate repurchase price of de minimis.
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
The Company’s summary of RSUs activity under the 2014 Plan and the 2021 Plan is as follows (shares in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2022	10,406	$37.46
RSUs granted	7,392	$41.28
RSUs released	(4,244)	$34.01
RSUs cancelled	(1,966)	$41.43
Outstanding and unvested at January 31, 2023	11,588	$42.48
The total grant-date fair value of RSUs vested was $144.3 million and $71.1 million during the year ended January 31, 2023 and 2022.

Restricted Stock Awards
The fair value of RSAs is estimated based on the fair value of the Company’s common stock on the date of grant. RSAs convert into common stock when they vest and settle.
In March 2021, the Company granted 5,314 shares of RSAs outside of the 2014 Stock Plan at a weighted-average grant date fair value of $28.94 to certain employees. In August 2021, the Company granted 5,250 shares of RSAs outside of the 2014 Stock Plan at a weighted-average grant date fair value of $47.07 to certain employees. These RSAs have been fully vested as of January 31, 2022. Stock-based compensation related to RSAs was zero for the year ended January 31, 2023.
Modification
On November 20, 2019, the Company amended the 2014 Stock Plan to restrict the ability of a successor entity in a change in control transaction to cancel unvested awards. The amendment modified 3,208,340 RSUs in which the Company have reassessed the original grant date fair value as of the modification date. The weighted-average grant date fair value before modification was $7.24 and after modification was $9.13. The Company recognized approximately $0.6 million of stock-based compensation expense during fiscal 2023, and will recognize an additional $0.1 million over the remaining life of such RSUs through the fiscal year ending January 31, 2024.
In November 2021, the Company modified certain RSUs by adding a vesting acceleration condition in the event of employee termination upon a change in control. The amendment modified 414,632 RSUs in which the Company have reassessed the original grant date fair value as of the modification date. The weighted-average grant-date fair value before modification was $23.95 and after modification was $80.00. The Company recognized approximately $3.7 million of stock-based compensation expense during fiscal 2023, forfeited $4.2 million during fiscal 2023, and will recognize an additional $3.0 million over the remaining life of such RSUs through the fiscal year ending January 31, 2025.
Employee Stock Purchase Plan
In December 2021, the Company adopted the ESPP, which became effective upon completion of the IPO. A total of 3,007,528 and 3,370,329 shares of Class A common stock are available for sale under the ESPP as of January 31, 2023 and 2022. For the year ended January 31, 2023, the Company recognized $13.2 million of stock-based compensation expense related to the ESPP. As of January 31, 2023, unrecognized stock-based compensation expense related to the ESPP was approximately $23.9 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company’s current offering period began December 16, 2022 and is expected to end December 15, 2024.
In June 2022 and December 2022, employees purchased 351,284 and 362,801 shares of our common stock under the ESPP at a purchase price of $24.20 and $23.97 per share, resulting in total cash proceeds of $8.5 million and $8.7 million. ESPP employee payroll contributions accrued as of January 31, 2023 and January 31, 2022 were $4.2 million and $2.7 million, respectively, and are reported within accrued compensation and benefits in the consolidated balance sheets. Payroll contributions accrued as of January 31, 2023 will be used to purchase shares at the end of the current purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.
The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover initially occurred when the Company’s closing stock price on June 15, 2022 was below the closing stock price on December 8, 2021, triggering a new 24-month offering period through June 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $4.9 million. Subsequently, another ESPP rollover occurred when the Company’s closing stock price on December 15, 2022 was below the closing stock price on June 15, 2022, triggering a new 24-month offering period through December 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $5.2 million. The unrecognized compensation cost from the original offering plus the incremental compensation cost as a result of the modification is recognized over the requisite service period of the new 24-month offering through December 15, 2024.
The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in December 2021:

	Year Ended January 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	44.49% - 69.11%	44.49% - 54.92%
Risk-free interest rate	0.16% - 4.64%	0.16% - 0.68%
Dividend yield	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of support	$8,485	$8,073	$1,056
Cost of cloud-hosted services	2,761	2,482	—
Cost of professional services and other	2,555	3,367	308
Sales and marketing	58,205	64,991	11,286
Research and development	46,255	67,865	5,974
General and administrative	52,900	53,790	20,599
Stock-based compensation expenses, net of amounts capitalized	$171,161	$200,568	$39,223
Capitalized stock-based compensation	4,207	3,562	—
Total stock-based compensation expense	$175,368	$204,130	$39,223
In fiscal 2021, the Company recorded $32.1 million of stock-based compensation expense in the consolidated statements of operations associated with secondary stock purchase transactions. These transactions were executed among certain employees, non-employees, non-related investors and certain affiliated stockholders of the Company. The Company concluded that affiliated stockholders acquired shares from its employees at a price in excess of fair value. Accordingly, the Company recognized such excess value as stock-based compensation expense.

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations for these secondary transactions is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of support	$—	$—	$650
Cost of cloud-hosted services	—	—	—
Cost of professional services and other	—	—	210
Sales and marketing	—	—	8,895
Research and development	—	—	4,199
General and administrative	—	—	18,097
Stock-based compensation expense, net of amounts capitalized	$—	$—	$32,051
Capitalized stock-based compensation	—	—	—
Total stock-based compensation	$—	$—	$32,051
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations exclusive of charges related to secondary sales is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of support	$8,485	$8,073	$406
Cost of cloud-hosted services	2,761	2,482	—
Cost of professional services and other	2,555	3,367	98
Sales and marketing	58,205	64,991	2,391
Research and development	46,255	67,865	1,775
General and administrative	52,900	53,790	2,502
Stock-based compensation expense, net of amounts capitalized	$171,161	$200,568	$7,172
Capitalized stock-based compensation	4,207	3,562	—
Total stock-based compensation	$175,368	$204,130	$7,172
As of January 31, 2023 and 2022, total unrecognized stock-based compensation expense related to RSUs was approximately $352.2 million and $287.7 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years and 2.5 years, respectively.
As of January 31, 2023, and 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1.3 million and $5.2 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.2 years and 1.6 years, respectively.
Stock Option Valuation
The Company estimates the fair value of stock options to employees on the date of grant using the Black-Scholes option-pricing model. The Company has zero grants for stock options in fiscal 2023, and the assumptions used to estimate the fair value of stock options granted for fiscal 2022 and fiscal 2021 were as follows: `

	Year Ended January 31,
	2022	2021
Fair value of common stock	$28.94 - $47.07	$16.52 - $23.37
Expected volatility	49.0% - 50.2%	50.0% - 51.4%
Expected term (in years)	6.08	6.08
Risk-free interest rate	0.9% - 1.04%	0.5% - 0.6%
Dividend yield	0%	0%
Fair Value of Common Stock— Prior to the completion of the IPO, the fair value of the common stock underlying the Company’s stock options is determined by our board of directors. The board of directors, with input from management, exercises significant judgment and considers numerous objective and subjective factors to determine the fair value of common stock at each grant date. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
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
Expected Volatility—Since all stock options were granted when the Company's stock was not publicly traded, the expected volatility was based on the historical and implied volatility of similar companies whose stock or option prices were publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
Dividend Rate—The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to do so.
There were no option grants to nonemployees and stock-based compensation was not significant for nonemployees during the years ended January 31, 2023, 2022, and 2021.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(274,298)	$(290,138)	$(83,515)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	186,029	83,277	63,375
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.47)	$(3.48)	$(1.32)
The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2023	2022	2021
Redeemable convertible redeemable preferred stock	—	—	94,128
Stock awards	20,903	22,788	24,192
Share purchase rights under the ESPP	1,761	704	—
Class A and Class B common stock subject to repurchase	—	5	40
Total	22,664	23,497	118,360
12. Income Taxes
The Company’s loss before income taxes was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Domestic	$(279,675)	$(294,299)	$(86,845)
International	6,390	5,147	3,592
Loss before income taxes	$(273,285)	$(289,152)	$(83,253)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current provisions for income taxes:
Federal	$—	$—	$—
State	54	48	9
Foreign	1,118	1,125	401
Total current tax expense	1,172	1,173	410

Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(159)	(187)	(148)
Total deferred tax expense	(159)	(187)	(148)

Provision for income taxes	$1,013	$986	$262
The reconciliation of the statutory federal income tax and the Company's effective income tax is as follows:

	Year Ended January 31,
	2023	2022	2021
U.S. federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5%	8.2%	6.9%
Foreign earnings taxed at different rate	0.5%	0.6%	0.6%
Stock-based compensation	(4.2)%	13.1%	8.0%
Non-deductible expenses and other	1.2%	(0.7)%	(0.2)%
Research and development credits	4.6%	2.9%	1.9%
Change in valuation allowance, net	(28.0)%	(45.4)%	(38.5)%
Effective tax rate	(0.4)%	(0.3)%	(0.3)%
The components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended January 31,
	2023	2022
Deferred tax assets:
Net operating losses	$172,911	$167,218
Sec 174 Capitalization	58,099	—
Deferred revenue	9,679	2,687
Lease liability	3,909	4,772
Other accruals	5,030	5,542
Stock-based compensation	21,988	25,772
Credit carryforwards	39,697	18,883
Total deferred tax assets	$311,313	$224,874

	Year Ended January 31,
	2023	2022
Deferred tax liabilities:
Fixed assets	$(5,064)	$(2,837)
Right-of-use asset	(3,171)	(3,953)
Deferred commissions	(31,332)	(22,900)
Total deferred tax liabilities	$(39,567)	$(29,690)
Net deferred tax assets	$271,746	$195,184
Valuation allowance	(271,244)	(194,850)
Deferred tax assets, net of valuation allowance	$502	$334
Due to its history of operating losses, the Company has not recorded any income tax expense for the year ended January 31, 2023 except for $1.0 million of tax expense for its foreign subsidiaries which are profitable as a result of intercompany compensation. Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. A valuation allowance has been provided by the Company against federal and state deferred tax assets. Overall, the valuation allowance increased by $76.4 million and $131.4 million for fiscal 2023 and 2022, respectively.
As of January 31, 2023, the Company has U.S. federal and state net operating loss carryforwards of approximately $659.9 million and $538.3 million respectively, which begin to expire in 2034 and 2025 for federal and state purposes, respectively. The Company also has federal and state research credit carryforwards of $38.1 million and $13.6 million respectively. The federal tax credit carryforwards will begin to expire in 2033, if not utilized. The state credit carryforwards have no expiration date.
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
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable R&E activity performed outside the United States).  The Company generated a deferred tax asset of $58.1 million for capitalized R&E expenditures for the year ended January 31, 2023 which is fully offset with a valuation allowance.

Unrecognized Tax Benefits
The Company’s reconciliation of the total amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Unrecognized tax benefits as of the beginning of the year	$4,849	$1,730	$1,236
Increases related to prior year tax provisions	1,333	475	—
Decrease related to prior year tax provisions	—	—	(56)
Increase related to current year tax provisions	4,220	2,644	550
Unrecognized tax benefits as of the end of the year	$10,402	$4,849	$1,730
The Company had unrecognized tax benefits of approximately $10.4 million and $4.8 million, respectively, as of January 31, 2023 and 2022 which are attributable to federal and state research credits. These unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company has not accrued any interest or penalties.
Recognition of the unrecognized tax benefits would not have an impact on the effective tax because they would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of this date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
13. Subsequent Events
The Company evaluated subsequent events through March 27, 2023, which is the date the audited consolidated financial statements were available to be issued.
On March 10, 2023, Silicon Valley Bank ("SVB") was placed under the receivership of the Federal Deposit Insurance Corporation (“FDIC”) by the California Department of Financial Protection and Innovation. On March 12, 2023, the Federal Reserve approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. The Company's operations were not impacted, and management believes the exposure to loss as a result of SVB's receivership is not material.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of HashiCorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of HashiCorp, Inc. and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023, of the Company and our report dated March 27, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California,
March 27, 2023

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2023 annual general meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC within 120 days after the end of our year ended January 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)Financial Statements
See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2)Financial Statement Schedule
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3)Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.2	12/13/2021

4.1	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 6, 2020, as amended.	S-1	333-260757	4.1	11/04/2021

4.2	Form of Class A common stock certificate of the Registrant.	S-1/A	333-260757	4.2	11/17/2021

4.3*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-41121	4.3	03/25/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-260757	10.1	11/4/2021

10.2+	2014 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-260757	10.2	11/4/2021

10.3+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-260757	10.3	11/4/2021

10.4+	2021 Employee Stock Purchase Plan.	S-1	333-260757	10.4	11/4/2021

10.5+	Confirmatory Offer Letter between the Registrant and Armon Dadgar.	S-1	333-260757	10.5	11/4/2021

10.6+	Confirmatory Offer Letter between the Registrant and Marc Holmes.	S-1	333-260757	10.6	11/4/2021

10.7+	Confirmatory Offer Letter between the Registrant and David McJannet.	S-1	333-260757	10.7	11/4/2021

10.8+	Confirmatory Offer Letter between the Registrant and Brandon Sweeney.	S-1	333-260757	10.8	11/4/2021

10.9+	Confirmatory Offer Letter between the Registrant and Navam Welihinda.	S-1	333-260757	10.9	11/4/2021

10.10+	Executive Incentive Compensation Plan.	S-1	333-260757	10.10	11/4/2021

10.11+	Form of Change in Control and Severance Agreement between the Registrant and each of its executive officers.	S-1/A	333-260757	10.10	11/17/2021

10.12*	Outside Director Compensation Policy.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: March 27, 2023	By:	/s/ Navam Welihinda
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

Signature	Title	Date

/s/ David McJannet	Chief Executive Officer and Chairman of the Board	March, 27, 2023
David McJannet	(Principal Executive Officer)

/s/ Navam Welihinda	Chief Financial Officer	March, 27, 2023
Navam Welihinda	(Principal Financial and Accounting Officer)

/s/ Armon Dadgar	Co-Founder, Chief Technology Officer and Director	March, 27, 2023
Armon Dadgar

/s/ Todd Ford	Director	March, 27, 2023
Todd Ford

/s/ David Henshall	Director	March, 27, 2023
David Henshall

/s/ Susan St. Ledger	Director	March, 27, 2023
Susan St. Ledger

/s/ Glenn Solomon	Director	March, 27, 2023
Glenn Solomon

/s/ Sigal Zarmi	Director	March, 27, 2023
Sigal Zarmi