Form 10-Q
period 2023-04-30
HashiCorp, Inc.
filed 2023-06-07
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2023, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 100,420,703 and 91,463,210, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	As of
	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$966,791	$1,286,134
Short-term investments	322,395	—
Accounts receivable, net of allowance of $13 for both periods	102,939	162,369
Deferred contract acquisition costs	42,995	42,812
Prepaid expenses and other current assets	26,760	17,683
Total current assets	1,461,880	1,508,998
Deferred contract acquisition costs, non-current	80,227	81,286
Other assets, non-current	41,242	38,056
Total assets	$1,583,349	$1,628,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,470	$12,450
Accrued expenses and other current liabilities	8,835	10,163
Accrued compensation and benefits	53,474	58,628
Deferred revenue	249,515	272,909
Customer deposits	24,890	26,699
Total current liabilities	350,184	380,849
Deferred revenue, non-current	26,899	29,335
Other liabilities, non-current	11,970	12,806
Total liabilities	389,053	422,990
Commitments and contingencies (note 8)
Stockholders’ equity
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of April 30, 2023 and January 31, 2023, respectively; 98,358 and 88,823 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of April 30, 2023 and January 31, 2023, respectively; 93,194 and 101,145 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	2	2
Additional paid-in capital	2,028,017	1,985,747
Accumulated other comprehensive loss	(66)	—
Accumulated deficit	(833,658)	(780,400)
Total stockholders’ equity	1,194,296	1,205,350
Total liabilities and stockholders’ equity	$1,583,349	$1,628,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
License	$15,158	$10,344
Support	101,913	79,208
Cloud-hosted services	16,544	8,832
Total subscription revenue	133,615	98,384
Professional services and other	4,368	2,513
Total revenue	137,983	100,897
Cost of revenue:
Cost of license	585	393
Cost of support	14,843	10,838
Cost of cloud-hosted services	7,028	4,830
Total cost of subscription revenue	22,456	16,061
Cost of professional services and other	4,332	3,328
Total cost of revenue	26,788	19,389
Gross profit	111,195	81,508
Operating expenses:
Sales and marketing	90,564	80,252
Research and development	54,193	47,175
General and administrative	34,248	32,523
Total operating expenses	179,005	159,950
Loss from operations	(67,810)	(78,442)
Interest income	14,980	616
Other income (expense), net	(120)	(106)
Loss before income taxes	(52,950)	(77,932)
Provision for income taxes	308	285
Net loss	$(53,258)	$(78,217)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.28)	$(0.43)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	190,806	182,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(53,258)	$(78,217)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Unrealized loss on available-for-sale investments, net of tax	(66)	—
Comprehensive loss	$(53,324)	$(78,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Vesting of early exercised stock options	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2022	182,167	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	839	—	521	—	521
Vesting of early exercised stock options	—	—	3	—	3
Issuance of common stock for restricted stock awards	710	—	—	—	—
Tax withholdings on settlement of restricted stock units	(8)	—	(125)	—	(125)
Stock-based compensation	—	—	47,141	—	47,141
Net loss	—	—	—	(78,217)	(78,217)
Balance as of April 30, 2022	183,708	$3	$1,835,930	$(584,319)	$1,251,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,258)	$(78,217)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	40,163	46,259
Depreciation and amortization expense	1,583	906
Non-cash operating lease cost	733	705
(Accretion) amortization of (discounts) premiums on marketable securities, net	(1,345)	—
Other	(28)	(19)
Changes in operating assets and liabilities:
Accounts receivable	59,433	36,887
Deferred contract acquisition costs	876	(6,074)
Prepaid expenses and other assets	(10,346)	(1,552)
Accounts payable	1,020	(4,702)
Accrued expenses and other liabilities	(2,243)	1,506
Accrued compensation and benefits	(5,075)	(6,328)
Deferred revenue	(25,830)	(3,361)
Customer deposits	(1,809)	271
Net cash provided by (used in) operating activities	3,874	(13,719)
Cash flows from investing activities
Purchases of property and equipment	(391)	(13)
Capitalized internal-use software	(2,739)	(1,592)
Purchases of investments	(342,330)	—
Proceeds from sales of investments	21,239	—
Net cash used in investing activities	(324,221)	(1,605)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(9)	(125)
Proceeds from issuance of common stock upon exercise of stock options	1,013	521
Net cash provided by financing activities	1,004	396
Net decrease in cash, cash equivalents, and restricted cash	(319,343)	(14,928)
Cash, cash equivalents, and restricted cash beginning of period	1,286,134	1,357,613
Cash, cash equivalents, and restricted cash end of period	$966,791	$1,342,685
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$444	$215
Cash paid for operating lease liabilities	$963	$935
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$1,103	$882

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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") and include the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed balance sheet data as of January 31, 2023 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”), but does not include all disclosures required by U.S. GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “fiscal 2023 Form 10-K”).

The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three months ended April 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or any other period.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include, but are not limited to, the determination of standalone selling prices of the Company’s performance obligations, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, fair value of investments, software development costs, discount rates used for operating leases, amortization and accretion of interest on investments, and accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.
Accumulated Other Comprehensive Loss
As of April 30, 2023, accumulated other comprehensive loss was comprised of unrealized losses from our available-for-sale investments.

Significant Accounting Policies
Other than the short-term investment policy described below, there have been no changes to the Company’s significant accounting policies described in the fiscal 2023 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.
Short-Term Investments

The Company’s investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its investments, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets.

Available-for-sale securities are recorded at fair value each reporting period, and are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in interest income in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Unrealized gains are reported as a separate component of accumulated other comprehensive loss on the condensed consolidated balance sheets until realized.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the condensed consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the condensed consolidated balance sheets with a corresponding charge in other income (expense), net in the condensed consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive loss.

As of April 30, 2023, the Company did not identify any credit losses on investments. Realized gains and losses on the sale of investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. For the three months ended, the realized gain or losses on the sale of investments was not material.

3. Revenue and Performance Obligations

Disaggregation of revenue

The following table presents revenue by category (dollars in thousands):

	Three Months Ended April 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$15,158	11%	$10,344	10%
Support	101,913	74	79,208	79
Cloud-hosted services	16,544	12	8,832	9
Total subscription revenue	133,615	97	98,384	98
Professional services and other	4,368	3	2,513	2
Total revenue	$137,983	100%	$100,897	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (dollars in thousands):

	Three Months Ended April 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$98,557	71%	$72,791	72%
Rest of the world	39,426	29%	28,106	28%
Total	$137,983	100%	$100,897	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.
Contract Balances
Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Balance, beginning of period	$302,244	$223,289
Deferred revenue billings including reclassification to deferred revenue from customer deposits	113,046	98,094
Recognition of revenue, net of change in unbilled accounts receivable*	(138,876)	(101,455)
Balance, end of period	$276,414	$219,928
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$138,876	$101,455
Increase (decrease) in total unbilled accounts receivable	(893)	(558)
Revenue reported per consolidated statements of operations	$137,983	$100,897
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of April 30, 2023 and January 31, 2023, unbilled accounts receivable of approximately $4.0 million and $4.9 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.
Remaining Performance Obligations (RPOs)
The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2023 and January 31, 2023, the Company had $635.3 million and $647.1 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of April 30, 2023 and

January 31, 2023, the Company expected to recognize approximately 59% and 58%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	April 30, 2023	January 31, 2023
Within the next 12 months	$21,144	$22,657
After the next 12 months	3,746	4,042
Total	$24,890	$26,699

4. Short-Term Investments

The following tables summarize the fair values of the Company’s short-term investments (in thousands):

	Three Months Ended April 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$182,660	$44	$(226)	$182,478
U.S. agency obligations	46,327	134	(10)	46,451
Corporate notes and bonds	51,464	43	(49)	51,458
Commercial paper	28,992	—	—	28,992
Certificates of deposit	13,016	—	—	13,016
Total short-term investments	$322,459	$221	$(285)	$322,395

As of April 30, 2023, available-for-sale short-term investments had a fair value of $322.4 million.

The Company does not intend to sell these investments and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of short-term investments was not due to credit-related factors, and no allowance for expected credit losses was recorded as of April 30, 2023. Realized gains and losses were not material for the three months ended April 30, 2023.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	April 30, 2023
	Amortized Cost	Fair Value
Due within one year	$270,424	$270,353
Due after one year through three years	52,035	52,042
Total	$322,459	$322,395

5. Fair Value Measurements
The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of April 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and Cash equivalents:
Cash		$863,524	$—	$—	$863,524
Money market funds	Level 1	82,083	—	—	82,083
U.S. treasury securities	Level 2	10,485	—	(2)	10,483
Corporate notes and bonds	Level 2	1,126	—	—	1,126
Commercial paper	Level 2	8,075	—	—	8,075
Certificates of deposit	Level 2	1,500	—	—	1,500
Total cash and cash equivalents		$966,793	$—	$(2)	$966,791
Short-term investments:
U.S. treasury securities	Level 2	$182,660	$44	$(226)	$182,478
U.S. agency obligations	Level 2	46,327	134	(10)	46,451
Corporate notes and bonds	Level 2	51,464	43	(49)	51,458
Commercial paper	Level 2	28,992	—	—	28,992
Certificates of deposit	Level 2	13,016	—	—	13,016
Total short-term investments		$322,459	$221	$(285)	$322,395

Total assets measured at fair value		$1,289,252	$221	$(287)	$1,289,186

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement As of January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$169,904	$—	$—	$169,904
Total cash and cash equivalents	169,904	—	—	169,904

Total assets measured at fair value	$169,904	$—	$—	$169,904

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate notes and bonds, U.S. treasury securities, U.S. agency obligations, commercial paper, and CDs within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded.

As of April 30, 2023, the declines in the market value of the Company's investment portfolio were not driven by credit related factors. During the three months ended April 30, 2023, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until the entire principal has been recovered. Therefore, the Company did not recognize any losses on the investments due to credit related factors. As of April 30, 2023, the total unrealized losses were not material.

The condensed consolidated financial statements as of April 30, 2023 and January 31, 2023 do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the three months ended April 30, 2023.
6. Balance Sheet Components
Other Assets, Non-Current
Other assets, non-current are comprised of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Property and equipment, net	$27,244	$24,594
Operating lease right-of-use assets	11,827	12,560
Other	2,171	902
Total other assets, non-current	$41,242	$38,056

Property and Equipment, Net
Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated Useful life	As of
		April 30, 2023	January 31, 2023
Furniture and fixtures	5 years	$1,330	$1,292
Computers, equipment and software	3 years	581	581
Capitalized internal-use software development costs	5 years	29,635	25,817
Leasehold improvements	Shorter of useful life or lease term	5,484	5,138
Construction in progress		77	47
Total property and equipment		37,107	32,875
Less: accumulated depreciation and amortization		(9,863)	(8,281)
Property and equipment, net		$27,244	$24,594

Total depreciation and amortization expense for three months ended April 30, 2023 and 2022 was $1.6 million and $0.9 million, respectively.
The Company capitalized $3.8 million and $2.5 million in internal-use software development costs for the three months ended April 30, 2023 and 2022, respectively. Amortization expense associated with internal-use software development costs totaled $1.3 million and $0.6 million for three months ended April 30, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Accrued expenses	$3,013	$4,222
Operating lease liabilities	3,488	3,380
Accrued income taxes payable	991	1,081
Sales tax payable	1,343	1,480
Total accrued expenses and other current liabilities	$8,835	$10,163
Accrued Compensation and Benefits
Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Accrued commissions	$9,876	$16,932
Accrued vacation	22,557	20,614
Accrued payroll and withholding taxes	8,361	11,574
ESPP employee contributions	9,432	4,247
Accrued bonus	2,729	3,220
Other	519	2,041
Total accrued compensation and benefits	$53,474	$58,628
Deferred Contract Acquisition Costs
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2023	2022
Beginning balance	$124,098	$89,331
Capitalization of contract acquisition costs	11,663	15,212
Amortization of deferred contract acquisition costs	(12,539)	(9,138)
Ending balance	123,222	95,405
Deferred contract acquisition costs, current	$42,995	$32,200
Deferred contract acquisition costs, non-current	80,227	63,205
Total deferred contract acquisition costs	$123,222	$95,405

There were no impairment losses recognized for deferred contract acquisition costs during the three months ended April 30, 2023 and 2022.

Other Liabilities, Non-Current

The following table summarizes the activity of other liabilities, non-current (in thousands):

	As of
	April 30, 2023	January 31, 2023
Operating lease liabilities, non-current	$11,178	$12,093
Accrued commissions, non-current	792	713
Total other liabilities, non-current	$11,970	$12,806
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
Lease costs
Lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Short-term lease costs	$156	$100
Operating lease costs	878	878
Total lease costs	$1,034	$978

Variable lease cost was not significant for the three months ended April 30, 2023 and 2022. There were no other lease components for the periods presented.
Lease term and discount rate information are summarized as follows:

As of April 30, 2023
Weighted average remaining lease terms (in years)	3.9
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of April 30, 2023 are as follows (in thousands):

Years Ending January 31,	Amount
2024 (remaining nine months)	$2,961
2025	4,150
2026	3,734
2027	3,737
2028	1,277
Total minimum lease payments	15,859
Less imputed interest	(1,193)
Present value of future minimum lease payments	14,666
Less current lease liabilities	(3,488)
Operating lease liabilities, non-current	$11,178

Operating lease liabilities are included in accrued expenses and other current liabilities, and non-current lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no lease related operating right-of-use asset impairment losses in the three months ended April 30, 2023 and 2022.

8. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of April 30, 2023 and January 31, 2023.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of April 30, 2023.
9. Common Stock and Stockholders' Equity

Common Stock Reserved for Future Issuance
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	April 30, 2023	January 31, 2023
Options outstanding	8,801	9,315
Restricted stock units outstanding	12,064	11,588
Remaining shares available for future issuance under the 2021 Equity Incentive Plan ("2021 Plans")	29,419	21,466
2021 Employee Stock Purchase Plan ("ESPP")	4,907	3,008
Total	55,191	45,377

Stock Options
The following table summarizes stock option activity for the 2021 Plan (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2023	9,315	$1.92	4.6	$281,837
Stock options exercised	(513)	1.98		14,679
Stock options cancelled/forfeited/expired	(1)	5.70
Balance as of April 30, 2023	8,801	1.92	4.5	219,062
Exercisable as of April 30, 2023	8,678	$1.77	4.4	$217,340

The total grant-date fair value of stock options vested was $0.5 million and $1.3 million during the three months ended April 30, 2023 and 2022.

The total intrinsic value of options exercised during the three months ended April 30, 2023 and 2022 were $14.7 million and $34.8 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2023	11,588	$42.48
RSUs granted	1,939	$31.89
RSUs released	(1,071)	$35.74
RSUs cancelled	(392)	$42.61
Outstanding and unvested at April 30, 2023	12,064	$41.37
The total grant-date fair value of RSUs vested was $38.3 million and $17.5 million during the three months ended April 30, 2023 and 2022.
Employee Stock Purchase Plan
A total of 4,907,132 shares of Class A common stock are available for future issuance under the ESPP as of April 30, 2023. For the three months ended April 30, 2023 and 2022, the Company recognized $3.0 million and $3.1 million of stock-based compensation expense related to the ESPP, respectively. As of April 30, 2023, unrecognized stock-based compensation expense related to the ESPP was approximately $19.0 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company’s current offering period began December 15, 2022 and is expected to end December 15, 2024.
ESPP employee payroll contributions accrued as of April 30, 2023 were $9.4 million and are reported within accrued compensation and benefits in the consolidated balance sheets. Payroll contributions accrued as of April 30, 2023 will be used to purchase shares at the end of the current purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of support	$2,256	$1,959
Cost of cloud-hosted services	609	640
Cost of professional services and other	566	728
Sales and marketing	11,959	14,393
Research and development	11,731	14,738
General and administrative	13,042	13,801
Stock-based compensation expense, net of amounts capitalized	$40,163	$46,259
Capitalized stock-based compensation	1,103	882
Total stock-based compensation expense	$41,266	$47,141
As of April 30, 2023 and 2022, total unrecognized stock-based compensation expense related to RSUs was approximately $359.5 million and $420.6 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 2.9 years and 3.1 years, respectively.
As of April 30, 2023, and 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.9 million and $4.0 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.2 years and 1.5 years, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss	$(53,258)	$(78,217)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	190,806	182,948
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.28)	$(0.43)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2023	2022
Outstanding stock options and restricted stock units	20,868	24,646
Share purchase rights under the ESPP	1,999	947
Class A and Class B common stock subject to repurchase	—	3
Total	22,867	25,596

11. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance it has established on the federal and state net operating losses and credits. The provision for income taxes recorded in the three months ended April 30, 2023 and 2022 consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

12. Subsequent Events
The Company evaluated subsequent events through June 7, 2023, which is the date the audited consolidated financial statements were available to be issued.
On June 7, 2023 we initiated a workforce reduction plan impacting approximately 8% of the Company’s workforce. The workforce reduction plan is intended to increase operational efficiency, decrease costs and increase profitability. The Company expects to substantially complete the reduction plan during the second quarter of fiscal 2024.
The Company expects to recognize charges in connection with the workforce reduction plan for severance payments and benefits continuation estimated at between $7.5 million and $9.0 million, excluding the impact of stock-based compensation expense, which is expected to be immaterial. The Company expects these expenses to be recognized and paid primarily in the second quarter of fiscal 2024. The Company expects the workforce reduction plan will reduce annual recurring cash employee expenses by approximately $36.0 million.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on March 27, 2023 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review the risks described in our Annual Report filed with the SEC on March 27, 2023, in this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ended January 31, 2023 is referred to as fiscal 2023, and our fiscal year ending January 31, 2024 is referred to as fiscal 2024.
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
We operate an adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt an open-source use case of Terraform. After initial use of the open-source product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of April 30, 2023 and 2022, our last four-quarter average net dollar retention rate was 127% and 133%, respectively.
Factors Affecting Our Performance
We believe that the growth and future success of our business depends on a number of key factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Adoption of Our Products and Landing New Customers
We believe there is a substantial opportunity to continue to grow our product adoption and our customer base. We intend to drive product adoption through our open-source distribution model and by continuing to cultivate our open-source community.
We intend to drive paid customer growth through strategic targeted investments in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of April 30, 2023, we served over 4,300 customers spanning organizations of a broad range of sizes and industries, compared to over 3,200 as of April 30, 2022. We also intend to continue to grow our base of large enterprises around the world.
Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the open-source community, and effectiveness of our marketing and community-building efforts. As of April 30, 2023, 462 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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
Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of April 30, 2023 and 2022, our last four-quarter average net dollar retention rate was 127% and 133% respectively. We believe this demonstrates the stickiness of our products, and our offerings as a whole.
Increasing Adoption of HashiCorp Cloud Platform
We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended April 30, 2023 and 2022, HCP subscription revenue was $16.5 million and $8.8 million, respectively.
Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our open-source community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, and launch of HCP Boundary in June, 2022. We see continued adoption from our customers in our new products and innovations and, as of April 30, 2023, 46% of our customers with $100,000 or greater ARR were licensing more than one product.
We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended April 30, 2023 and 2022, 29% and 28% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	April 30, 2023		January 31, 2023
	(dollars in millions)
Total customers	4,392		4,131
Total customers with $100,000 or greater ARR	830		798
Subscription revenue from HCP (and its predecessor cloud offerings)	$16.5	(1)	$46.9	(1)
GAAP Remaining Performance Obligations (RPOs)	$635.3		$647.1
Non-GAAP RPOs(2)	$660.2	(2)	$673.8

(1)Represents subscription revenue for the three months ended April 30, 2023 and for the twelve months ended January 31, 2023
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
Total Customers
We define total customers as the number of customers we have at the end of each fiscal quarter. We define the number of customers we have at the end of each fiscal quarter as the number of accounts with a unique account identifier for which we have an active contract in the period indicated. Users of our free products are not included in the total customers. A single organization with multiple divisions, segments, or subsidiaries is counted as a single customer. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.

Total Customers with $100,000 or Greater ARR
We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 89% and 88% of revenue for the three months ended April 30, 2023 and 2022, respectively.
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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of April 30, 2023 and January 31, 2023, our RPOs were $635.3 million, and $647.1 million, respectively. As of April 30, 2023, we expect to recognize approximately 59% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our condensed consolidated financial statements included elsewhere in Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of April 30, 2023 and January 31, 2023, non-GAAP RPOs were $660.2 million and $673.8 million, respectively. As of April 30, 2023, we expect to recognize 60% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our GAAP RPOs to our non-GAAP RPOs for the periods presented (in thousands):

	As of
	April 30, 2023	January 31, 2023
GAAP RPOs
GAAP short-term RPOs	$373,469	$375,072
GAAP long-term RPOs	261,830	271,992
Total GAAP RPOs	$635,299	$647,064
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$21,144	$22,657
Customer deposits expected to be recognized after the next 12 months	3,746	4,042
Total customer deposits	$24,890	$26,699
Non-GAAP RPOs
Non-GAAP short-term RPOs	$394,613	$397,729
Non-GAAP long-term RPOs	265,576	276,034
Total Non-GAAP RPOs	$660,189	$673,763

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
The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Three Months Ended April 30,
	2023	2022
GAAP net cash provided by (used in) operating activities	$3,874	$(13,719)
Add: purchases of property and equipment	(391)	(13)
Add: capitalized internal-use software	(2,739)	(1,592)
Free cash flow inflow (outflow)	$744	$(15,324)
GAAP net cash provided by (used in) operating activities as a percentage of revenue	3%	(14)%
Free cash flow as a % of revenue	1%	(15)%

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

Our contracts for self-managed software consist of term licenses that provide the customer with a right to use the software for a fixed term commencing upon delivery to the customer, bundled with support and maintenance for the term of the license period. Support and maintenance (collectively referred to as Support Revenue in the consolidated statements of operations) are not sold on a stand-alone basis. Our self-managed Subscription Revenue is disaggregated into License Revenue and Support Revenue in the consolidated statement of operations. The Company does not have observable standalone sales to determine the Standalone Selling Price ("SSP"), for its licenses or its support as they are not sold separately. HashiCorp developed a model to estimate relative SSP for each performance obligation using an “expected cost-plus margin” approach. This model uses observable data points to develop the main assumptions including the estimated useful life of the intellectual property and appropriate margins.

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
Cost of Professional Services and other revenue. Cost of professional services and other revenue primarily includes personnel-related costs, such as salaries, bonuses and benefits, and stock-based compensation for employees associated with our professional services, costs of third-party contractors, and allocated overhead. We expect our cost of professional services and other revenue to increase as our professional services and other revenue increases.
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
Interest Income
Interest income consists of interest earned on our cash and cash equivalents and investments, and amortization of premiums and accretion of discounts on investments.

Other income (expense), net

Other income (expense), net, consists primarily of gains and losses from foreign currency transactions, and realized gains and losses on investments.
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

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods (in thousands).

	Three Months Ended April 30,
	2023	2022
Revenue:
License	$15,158	$10,344
Support	101,913	79,208
Cloud-hosted services	16,544	8,832
Total subscription revenue	133,615	98,384
Professional services and other	4,368	2,513
Total revenue	137,983	100,897
Cost of revenue:
Cost of license	585	393
Cost of support	14,843	10,838
Cost of cloud-hosted services	7,028	4,830
Total cost of subscription revenue	22,456	16,061
Cost of professional services and other	4,332	3,328
Total cost of revenue	26,788	19,389
Gross profit	111,195	81,508
Operating expenses:
Sales and marketing	90,564	80,252
Research and development	54,193	47,175
General and administrative	34,248	32,523
Total operating expenses	179,005	159,950
Loss from operations	(67,810)	(78,442)
Interest income	14,980	616
Other income (expense), net	(120)	(106)
Loss before income taxes	(52,950)	(77,932)
Provision for income taxes	308	285
Net loss	$(53,258)	$(78,217)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
Cost of revenue:
Cost of support	$2,256	$1,959
Cost of cloud-hosted services	609	640
Total cost of subscription revenue	2,865	2,599
Cost of professional services and other	566	728
Total cost of revenue	3,431	3,327
Sales and marketing	11,959	14,393
Research and development	11,731	14,738
General and administrative	13,042	13,801
Total stock-based compensation expense, net of amounts capitalized	$40,163	$46,259

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2023	2022
Revenue:
License	11%	10%
Support	74	79
Cloud-hosted services	12	9
Total subscription revenue	97	98
Professional services	3	2
Total revenue	100	100
Cost of revenue:
Cost of support	11	11
Cost of cloud-hosted services	5	5
Total cost of subscription revenue	16	16
Cost of professional services	3	3
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Sales and marketing	66	80
Research and development	39	47
General and administrative	25	32
Total operating expenses	130	159
Loss from operations	(49)	(78)
Interest income	11	1
Other expenses, net	-	-
Loss before income taxes	(38)	(77)
Provision for income taxes	1	1
Net loss	(39)%	(78)%

Comparison of Three Months Ended April 30, 2023 and 2022
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Revenue:
License	$15,158	$10,344	$4,814	47%
Support	101,913	79,208	22,705	29%
Cloud-hosted services	16,544	8,832	7,712	87%
Total subscription revenue	133,615	98,384	35,231	36%
Professional services and other	4,368	2,513	1,855	74%
Total revenue	$137,983	$100,897	$37,086	37%

Subscription revenue increased by $35.2 million, or 36%, for the three months ended April 30, 2023 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $13.2 million for the three months ended April 30, 2023, as we increased our customer base by 36% from April 30, 2022, to April 30, 2023. The remaining $22.0 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 127% for the trailing four quarters ended April 30, 2023.
Professional services revenue increased by $1.9 million, or 74%, for the three months ended April 30, 2023 compared to the same period of the prior year. This was primarily due to increased delivery of professional services and the completion of certain professional services projects.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Cost of revenue:
Cost of license	$585	$393	$192	49%
Cost of support	14,843	10,838	4,005	37%
Cost of cloud-hosted services	7,028	4,830	2,198	46%
Total cost of subscription revenue	22,456	16,061	6,395	40%
Cost of professional services and other	4,332	3,328	1,004	30%
Total cost of revenue	$26,788	$19,389	$7,399	38%

	Three Months Ended April 30,
	2023	2022
Gross margin
License	96%	96%
Support	85%	86%
Cloud-hosted services	58%	45%
Total subscription margin	83%	84%
Professional services and other	1%	(32)%
Total gross margin	81%	81%

Cost of subscription revenue increased by $6.4 million, or 40%, for the three months ended April 30, 2023 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $5.6 million due to increases in headcount in our customer support organization. These employee-related expenses include a $0.3 million increase related to stock-based compensation expense. The increase in cost of subscription revenue was also attributable to a $0.1 million increase in spending on software and external services, and a $0.7 million increase in amortization of internal-use software. We launched cloud-hosted versions of our products during fiscal 2020 and 2021. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.
Cost of professional services increased by $1.0 million, or 30%, for the three months ended April 30, 2023 compared to the same period of the prior year. The increase in cost of professional services was driven by a $1.2 million increase in employee-related expenses due to higher headcount and offset by a $0.2 million decrease in stock-based compensation expense.
Gross margin was 81% for the three months ended April 30, 2023 and 2022, which stayed consistent.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Sales and marketing	$90,564	$80,252	10,312	13%

Sales and marketing expenses increased by $10.3 million, or 13%, for the three months ended April 30, 2023 compared to the same period of the prior year. The increase was primarily driven by a $8.1 million net increase in employee-related costs due to a 15% increase in headcount in our sales and marketing organization from April 30, 2022 to April 30, 2023. The increase in these employee-related costs was net of a $2.4 million decrease in stock-based compensation expense due to forfeitures. The increase in employee-related costs also includes a $2.9 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue. Marketing expenses and travel expenses increased by $3.0 million, driven primarily by increases in advertising, sponsorships, and external conference costs. The remainder of increase was attributable to a $0.3 million increase in software expenses and a $0.3 million increase in professional services, driven by increased headcount and revenue growth and offset by a $1.4 million decrease in company events primarily due to our current year company-wide event being mainly a virtual event.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Research and development	$54,193	$47,175	7,018	15%

Research and development expenses increased by $7.0 million, or 15% for the three months ended April 30, 2023 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $5.6 million net increase in employee-related costs due to a 25% increase in research and development headcount from April 30, 2022 to April 30, 2023. This increase in these employee-related costs was the net of a $2.2 million decrease in stock-based compensation expense net of amounts capitalized to internal-use software due to forfeitures. Allocation expenses, net, travel expenses and employee development expenses increased $1.2 million, $0.4 million and $0.1 million, respectively. The remainder of the offset was attributable to decreased software and subscription expenses by $0.3 million.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
General and administrative	$34,248	$32,523	1,725	5%

General and administrative expenses increased by $1.7 million, or 5%, for the three months ended April 30, 2023 compared to the same period of the prior year. The increase was primarily driven by a $1.3 million net increase in employee-related costs due to a 9% increase in general and administrative headcount from April 30, 2022 to April 30, 2023. This increase is a net of a $0.8 million decrease in stock-based compensation expense due to forfeitures. The remainder of the increase was attributable to increased facility allocations of $1.4 million and decreased office expenses of $1.0 million.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Interest income	$14,980	$616	14,364	2332

Interest income increased by $14.4 million, for the three months ended April 30, 2023 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expense), Net

The following table presents other income (expense), net (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Other income (expense), net	$(120)	$(106)	(14)	13%

Other income (expense), net, increased by de minimis, or 13%, for the three months ended April 30, 2023 compared to the same period of the prior year. The changes was primarily due to changes in realized gains on investments offset by foreign currency losses on our cash balances in foreign jurisdictions due to strengthening of the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2023	2022	$	%
Provision for income taxes	$308	$285	23	8%

Provision for income taxes increased by de minimis, or 8%, for the three months ended April 30, 2023 compared to the same period of the prior year, primarily due to income in foreign tax jurisdictions. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources
As of April 30, 2023, we had cash and cash equivalents of $966.8 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $833.7 million as of April 30, 2023. We expect to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2023	2022
Net cash provided by (used in) operating activities	$3,874	$(13,719)
Net cash used in investing activities	$(324,221)	$(1,605)
Net cash provided by financing activities	$1,004	$396

Operating Activities
We typically invoice our customers annually in advance and to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets in deferred revenue and customer deposits. We generally experience seasonality in terms of when we enter into agreements with our customers, particularly in our fourth fiscal quarter due to increased buying patterns of our enterprise customers and in our second fiscal quarter due to the summer vacation slowdown that impacts many of our customers. Given the seasonality in our business as discussed above, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, software and subscription expenses, sales and marketing expenses, third-party cloud infrastructure costs, professional services expenses, and overhead expenses.

Net cash provided by operating activities during the three months ended April 30, 2023 was $3.9 million, which resulted from a net loss of $53.3 million, adjusted for non-cash charges of $41.1 million and net cash inflow of $16.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.2 million for stock-based compensation expense, $1.6 million for depreciation and amortization expense, and $0.7 million for non-cash operating lease costs, offset by $1.3 million for accretion of discount and amortization of premiums on investments. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $59.4 million decrease in accounts receivable due to lower billings and timing of collections from our customers, a $0.9 million decrease in deferred contract acquisition costs, and a $1.0 million increase in accounts payable due to timing of payments to our vendors. The cash inflow was partially offset by a $25.8 million decrease in deferred revenue due to higher recognition of revenue, a $10.3 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $5.1 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $1.8 million decrease in customer deposits, and a $2.2 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities and franchise tax.

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

Investing Activities
Net cash used in investing activities during the three months ended April 30, 2023 of $324.2 million as a result of an increase in purchases of investments and capitalized internal-use software for our cloud platform, offset by proceeds from sales of investments.
Net cash used in investing activities during the three months ended April 30, 2022 of $1.6 million was comprised of capitalized internal-use software for our cloud platform.

Financing Activities
Net cash provided by financing activities of $1.0 million during the three months ended April 30, 2023 was due to net proceeds from the exercise of stock options.
Net cash provided by financing activities of $0.4 million during the three months ended April 30, 2022 was due to net proceeds from the exercise of stock options.
Critical Accounting Estimates
Critical accounting estimates are those estimates that are both most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our fiscal 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the three months ended April 30, 2023 as compared to those discussed in our fiscal 2023 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of April 30, 2023, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity. We do not use derivative financial instruments in our investment portfolio.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data" of the 2023 Form 10-K and Note 8. Commitments and Contingencies in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
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
Risk Factors Summary
This risk factors summary contains a high-level summary of risks associated with our business. It does not contain all the information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
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

We have experienced rapid growth and increased demand for our offerings. Our total revenues for the three months ended April 30, 2023 and 2022 were $138.0 million and $100.9 million, respectively, representing an annual growth rate of 37% from first quarter of fiscal 2023 to fiscal 2024. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.
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

We incurred a net loss of $53.3 million, and $78.2 million for the three months ended April 30, 2023 and 2022, respectively. We had an accumulated deficit of $833.7 million as of April 30, 2023 and $780.4 million as of January 31, 2023. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Quarterly Report on Form 10-Q.
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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 29% and 28% of our revenue outside of the United States for the three months ended April 30, 2023, and 2022, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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

We sell to U.S. federal governmental agency customers. Sales to such entities currently constitute a small portion of our revenue. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate meaningful sales. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained or updated the necessary certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect regarding our practices or measures in these areas, may negatively impact public sector demand for our products.

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

Privacy, data protection, and data security have become significant issues in various jurisdictions where we offer our products and increasingly so as we sell more cloud offerings We process certain personal data as part of our business operations, and our Vault product is specifically designed to assist our customers with management of their private and sensitive information. As we develop our cloud offerings and are able to process more data in the cloud, these issues become more significant. The regulatory frameworks for privacy, data protection, and data security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future, particularly for data processed in the cloud. Federal, state, and non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy, and/or data security and/or regulating the use of the internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas, and we are bound by certain contractual obligations relating to our use, storage, security, and other processing of personal data and other personally identifiable information. We also post privacy policies and have made, and may make, other representations regarding our privacy and data security practices. If we fail to comply with any of these laws, regulations, standards, or other obligations, or such public representations, or are alleged to have done so, we may be subject to investigations, enforcement actions, civil litigation, fines, and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expanded the CCPA as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that has gone, or will go, into effect in 2023. Tennessee has enacted such legislation that will go into effect in 2024, and Iowa and Indiana have enacted such legislation that becomes effective in 2025 and 2026, respectively. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability
Internationally, we or our customers must comply with the data security, privacy, and data protection requirements of each of the jurisdictions we operate in. Within the European Union, the European General Data Protection Regulation, or the GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of certain personal data. The GDPR imposes substantial obligations and risk upon our business. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We may be required to incur substantial expense and to make significant changes to our business operations in an effort to comply with the obligations imposed by the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR lacks a long enforcement history, we are unable to predict fully how the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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

Further, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implements the GDPR in the United Kingdom following Brexit and the transition period that ended on December 31, 2020. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. While the EU has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products.
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

We are subject to the FCPA, the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions, both domestic and abroad. We leverage third parties, including channel partners, to sell our offerings and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, representatives, contractors, partners, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees..
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

As of April 30, 2023, we had U.S. federal and state net operating loss carryforwards of $659.9 million and $538.3 million, respectively, which may be utilized against future income taxes and begin to expire in 2034 and 2025 for U.S. federal and state purposes, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Further, the Tax Cuts and Jobs Act of 2017, modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the Tax Act, changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act allows such net operating losses to be carried forward indefinitely but limits a taxpayer’s ability to use those carryforwards in tax years beginning after December 31, 2020, to 80% of taxable income for the tax year. Net operating loss carryforwards generated before January 1, 2018, will not be subject to the Tax Act’s 80% taxable income limitation, but will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. .
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially due to changes in applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate through our subsidiaries could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
The enactment of tax legislation implementing changes in the United States and other jurisdictions or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Legislation or other changes to tax laws, of the United States and other jurisdictions, could impact the tax treatment of our earnings. For example, the Tax Act eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize such expenditures over five or fifteen years, for U.S.-based and non-U.S. based research expenditures, respectively, beginning in 2022. Further, the United States recently enacted the Inflation Reduction Act of 2022, or the IRA, which introduced a 15% minimum tax on adjusted book income over one billion, and a 1% excise tax on stock buybacks. We do not currently expect the IRA will have a material impact on our income tax liability. Further, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries, and is expected to be implemented in EU member countries by the end of 2023. Due to expansion of our international business activities, such proposed changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2023, our executive officers and directors and their affiliates together hold and/or control approximately 38% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 27% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
Future sales of a substantial number of shares of Class A common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your shares of Class A common stock at a time and price that you deem appropriate. Many of our equity holders who held our capital stock prior to completion of our initial public offering, or IPO have substantial unrecognized gains on the value of the equity they hold based on recent market prices of our shares of Class A common stock, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

Further, as of April 30, 2023, up to 5,908,600 shares of our Class B common stock and up to 14,959,348 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 34,326,004 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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

Date: June 7, 2023	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2023	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)