Form 10-Q
period 2023-07-31
HashiCorp, Inc.
filed 2023-08-31
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 25, 2023, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 109,376,687 and 84,511,053, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	As of
	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$830,018	$1,286,134
Short-term investments	414,094	—
Accounts receivable, net of allowance	122,385	162,369
Deferred contract acquisition costs	45,329	42,812
Prepaid expenses and other current assets	28,526	17,683
Total current assets	1,440,352	1,508,998
Deferred contract acquisition costs, non-current	82,921	81,286
Acquisition-related intangible assets, net	13,028	—
Goodwill	12,265	—
Other assets, non-current	42,037	38,056
Total assets	$1,590,603	$1,628,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,693	$12,450
Accrued expenses and other current liabilities	10,376	10,163
Accrued compensation and benefits	53,505	58,628
Deferred revenue	264,639	272,909
Customer deposits	25,564	26,699
Total current liabilities	361,777	380,849
Deferred revenue, non-current	28,802	29,335
Other liabilities, non-current	15,112	12,806
Total liabilities	405,691	422,990
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of July 31, 2023 and January 31, 2023, respectively; 109,085 and 88,823 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of July 31, 2023 and January 31, 2023, respectively; 84,561 and 101,145 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	2	2
Additional paid-in capital	2,085,910	1,985,747
Accumulated other comprehensive loss	(1,028)	—
Accumulated deficit	(899,973)	(780,400)
Total stockholders’ equity	1,184,912	1,205,350
Total liabilities and stockholders’ equity	$1,590,603	$1,628,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	$16,724	$15,338	$31,882	$25,682
Support	103,997	84,257	205,910	163,465
Cloud-hosted services	18,372	10,637	34,916	19,469
Total subscription revenue	139,093	110,232	272,708	208,616
Professional services and other	4,153	3,631	8,521	6,144
Total revenue	143,246	113,863	281,229	214,760
Cost of revenue:
Cost of license	498	360	1,083	753
Cost of support	16,304	12,272	31,147	23,110
Cost of cloud-hosted services	7,619	5,699	14,647	10,529
Total cost of subscription revenue	24,421	18,331	46,877	34,392
Cost of professional services and other	4,913	3,209	9,245	6,537
Total cost of revenue	29,334	21,540	56,122	40,929
Gross profit	113,912	92,323	225,107	173,831
Operating expenses:
Sales and marketing	101,134	87,674	191,698	167,926
Research and development	59,962	47,885	114,155	95,060
General and administrative	35,412	35,383	69,660	67,906
Total operating expenses	196,508	170,942	375,513	330,892
Loss from operations	(82,596)	(78,619)	(150,406)	(157,061)
Interest income	16,300	3,926	31,280	4,542
Other income (expense), net	(105)	66	(225)	(40)
Loss before income taxes	(66,401)	(74,627)	(119,351)	(152,559)
Provision (benefit) for income taxes	(86)	137	222	422
Net loss	$(66,315)	$(74,764)	$(119,573)	$(152,981)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.40)	$(0.62)	$(0.83)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	192,610	185,212	191,723	184,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(66,315)	$(74,764)	$(119,573)	$(152,981)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Unrealized losses on available-for-sale investments	(867)	—	(933)	—
Foreign currency forward contracts:
Unrealized losses on foreign currency forward contracts	(95)	—	(95)	—
Other comprehensive loss, net of tax	(962)	—	(1,028)	—
Total comprehensive loss	$(67,277)	$(74,764)	$(120,601)	$(152,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Issuance of common stock upon settlement of restricted stock units	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296
Issuance of common stock upon exercise of stock options	366	—	442	—	—	442
Issuance of common stock upon settlement of restricted stock units	1,307	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5)	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	426	—	10,195	—	—	10,195
Stock-based compensation	—	—	47,471	—	—	47,471
Other comprehensive loss	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(66,315)	(66,315)
Balance as of July 31, 2023	193,646	$3	$2,085,910	$(1,028)	$(899,973)	$1,184,912

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2022	182,167	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	839	—	521	—	521
Vesting of early exercised stock options	—	—	3	—	3
Issuance of common stock for restricted stock awards	710	—	—	—	—
Tax withholdings on settlement of restricted stock units	(8)	—	(125)	—	(125)
Stock-based compensation	—	—	47,141	—	47,141
Net loss	—	—	—	(78,217)	(78,217)
Balance as of April 30, 2022	183,708	$3	$1,835,930	$(584,319)	$1,251,614
Issuance of common stock upon exercise of stock options	786	—	1,645		1,645
Vesting of early exercised stock options	—	—	2	—	2
Issuance of common stock upon settlement of restricted stock units	1,477	—	—	—	—
Tax withholdings on settlement of restricted stock units	(2)	—	(77)	—	(77)
Issuance of common stock under employee stock purchase plan	351	—	8,501	—	8,501
Stock-based compensation	—	—	43,309	—	43,309
Net loss		—	—	(74,764)	(74,764)
Balance as of Balance as of July 31, 2022	186,320	$3	$1,889,310	$(659,083)	$1,230,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(119,573)	$(152,981)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	86,282	88,662
Depreciation and amortization expense	3,876	1,947
Non-cash operating lease cost	1,474	1,416
Accretion of discounts on marketable securities	(4,196)	—
Deferred income taxes	(482)	—
Other	68	(19)
Changes in operating assets and liabilities:
Accounts receivable	39,914	15,227
Deferred contract acquisition costs	(4,152)	(19,688)
Prepaid expenses and other assets	(11,161)	(1,175)
Accounts payable	(5,007)	(3,044)
Accrued expenses and other liabilities	(1,776)	(1,741)
Accrued compensation and benefits	(5,123)	(1,961)
Deferred revenue	(8,803)	3,523
Customer deposits	(1,135)	(1,035)
Net cash used in operating activities	(29,794)	(70,869)
Cash flows from investing activities
Business combination, net of cash acquired	(20,859)	—
Purchases of property and equipment	(417)	(72)
Capitalized internal-use software	(5,669)	(3,516)
Purchases of short-term investments	(469,704)	—
Proceeds from sales of short-term investments	26,372	—
Proceeds from maturities of short-term investments	32,529	—
Net cash used in investing activities	(437,748)	(3,588)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(224)	(202)
Proceeds from issuance of common stock upon exercise of stock options	1,455	2,166
Proceeds from issuance of common stock under employee stock purchase plan	10,195	8,501
Net cash provided by financing activities	11,426	10,465
Net decrease in cash and cash equivalents, and restricted cash	(456,116)	(63,992)
Cash and cash equivalents, and restricted cash beginning of period	1,286,134	1,357,613
Cash and cash equivalents, and restricted cash end of period	$830,018	$1,293,621
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$784	$408
Cash paid for operating lease liabilities	$1,930	$1,874
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$2,455	$1,788
Acquisition holdback	$4,200	$—

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

The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended July 31, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or any other period.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include, but are not limited to, the determination of standalone selling prices of the Company’s performance obligations, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, software development costs, discount rates used for operating leases, goodwill and acquisition-related intangible assets, and the valuation allowance on deferred tax assets and uncertain tax positions. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Accumulated Other Comprehensive Loss
As of July 31, 2023, accumulated other comprehensive loss was comprised of unrealized losses from available-for-sale investments and unrealized losses related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, acquired intangible assets, and capitalized software development costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. For the fiscal years presented, there were no impairment losses recognized for any long-lived assets.

Significant Accounting Policies
Other than the business combinations, goodwill, short-term investments and derivative instruments and hedging policies described below, there have been no changes to the Company’s significant accounting policies described in the fiscal 2023 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of July 31, 2023.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill, or a significant decrease in expected cash flows.

As of July 31, 2023, the Company has not had any goodwill impairments.

Short-term Investments

The Company’s short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets.

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

As of July 31, 2023, the Company did not identify any credit losses on short-term investments. Realized gains and losses on the sale of short-term investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. For the three and six months ended, the realized gains or losses on the sale of short-term investments were not material.
Derivative Instruments and Hedging
The Company enters into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on future cash flows and earnings. All of the Company’s foreign currency forward contracts are designated as cash flow hedges. The foreign currency forward contracts generally have maturities of 12 months or less.
The Company recognizes all forward contracts as either assets or liabilities on the consolidated balance sheets at fair value. Gains and losses on each forward contract are initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and subsequently reclassified into cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The Company evaluates the effectiveness of its cash flow hedges on a quarterly basis and does not exclude any component of the changes in fair value of the derivative instruments for effectiveness testing purposes. The Company classifies cash flows related to its cash flow hedges as operating activities in its consolidated statements of cash flows.
The Company does not have collateral requirements with any of its counterparties. The Company does not use derivative instruments for trading or speculative purposes.

3. Business Combinations

On June 2, 2023 (the "Closing"), the Company acquired all outstanding share capital of BluBracket, Inc. (“BluBracket acquisition”). BluBracket is a Palo Alto-based security startup that has developed a code security solution that identifies, prevents, and resolves potential risks in source code, development environments, and pipelines. The Company expects that BluBracket will enable its customers to have full visibility into their entire secrets inventory, complementing Vault's core secrets management solution. The aggregate purchase price was $25.1 million settled in cash (the "Purchase Price") of which the Company is holding back approximately $4.0 million for 14 months after the Closing and $0.2 million within one year following the Closing to satisfy indemnification obligations of BluBracket (the "Holdback"). The Holdback has been accrued as a long-term liability. The purchase price excludes retention agreements entered into with certain employees of BluBracket, pursuant to which the Company will pay up to an aggregate of $5.0 million in cash (the “Retention Payments”). The vesting and payout of the Retention Payments is subject to continued employment and achievement of certain semi-annual milestones over two years following the Closing. The Retention Payment is recorded as post-combination compensation expense within research and development in the condensed consolidated statements of operations over the requisite service period. During the three and six months ended July 31, 2023, the Company recognized compensation expense of $0.4 million related to the Retention Payment agreements.

The acquisition was accounted for as a business combination. A portion of the Purchase Price was allocated to the fair value of the developed technology and customer relationship acquired, net liabilities assumed and a deferred tax liability related to developed technology, as set forth below. The useful lives for these acquired developed technology and the customer relationship were estimated to be five and three years, respectively. The remainder of the Purchase Price was recorded as goodwill, as set forth below. Goodwill generated from the acquisition was attributable to expected synergies from future growth and was not deductible for tax purposes. See “Note 4. Goodwill and Acquisition-related Intangible Assets, Net” for additional information.

The following table presents the purchase price allocation related to the acquisition (in thousands):

As of July, 31, 2023
Net liabilities	$(224)
Developed technology	12,500
Customer relationship	1,000
Deferred tax liabilities	(482)
Goodwill	12,265
Total purchase consideration	$25,059

The estimated fair value of developed technology and customer relationship acquired of $12.5 million and $1.0 million were determined using a replacement cost approach methodology, which is based on the cost that a market participant would incur to reconstruct a substitute asset of comparable utility and generate the acquired portfolio of customers, respectively. The financial results of BluBracket are included in the Company's consolidated financial statements from the date of acquisition. The business combination did not have a material impact on the consolidated financial statements and therefore historical and pro forma disclosures have not been presented.

The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred. During the three and six months ended July 31, 2023, the Company incurred $0.5 million in acquisition-related costs which were recorded in general and administrative expense in the condensed consolidated statements of operations.

4. Goodwill and Acquisition-related Intangible Assets, Net

On June 2, 2023, the Company completed the acquisition of BluBracket, Inc. As of the closing of the acquisition, the estimated fair value of the acquired developed technology, customer relationship, and goodwill was $12.5 million, $1.0 million, and $12.3 million, respectively.

Goodwill

Goodwill as of July 31, 2023 was $12.3 million. No goodwill was recorded as of January 31, 2023. During the six months ended July 31, 2023, changes in goodwill consisted of the following (in thousands):

Balance as of January 31, 2023	$—
BluBracket, Inc. (Note 3)	12,265
Balance as of July 31, 2023	$12,265

Acquisition-related Intangible Assets, Net

Acquisition-related intangible assets, net consisted of the following as of July 31, 2023 (in thousands except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,500	$417	$12,083	4.8
Customer relationship	$1,000	$55	$945	2.8

Acquired intangible assets are recorded at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of acquired developed technology was included in cost of cloud-hosted services in the condensed consolidated statements of operations and was $0.5 million for the three and six months ended July 31, 2023. Amortization expense of customer relationship was included in sales and marketing in the condensed consolidated statements of operations, and was not significant for the three and six months ended July 31, 2023.

Estimated future amortization expense as of July 31, 2023 is as follows (in thousands):

Year ending January 31,	Amount
2024 (remaining six months)	$1,417
2025	2,833
2026	2,833
2027	2,612
2028	2,500
2029 and thereafter	833
Total	$13,028

5. Revenue and Performance Obligations
Disaggregation of revenue
The following table presents revenue by category (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$16,724	12%	$15,338	13%	$31,882	11%	$25,682	12%
Support	103,997	72	84,257	75	$205,910	74	163,465	76
Cloud-hosted services	18,372	13	10,637	9	$34,916	12	19,469	9
Total subscription revenue	139,093	97	110,232	97	272,708	97	208,616	97
Professional services and other	4,153	3	3,631	3	8,521	3	6,144	3
Total revenue	$143,246	100%	$113,863	100%	$281,229	100%	$214,760	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$100,057	70%	$83,402	73%	$198,614	71%	$156,192	73%
Rest of the world	43,189	30	30,461	27	82,615	29	58,568	27
Total	$143,246	100%	$113,863	100%	$281,229	100%	$214,760	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.
Contract Balances
Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Balance, beginning of period	$276,414	$219,928	$302,244	$223,289
Deferred revenue billings including reclassification to deferred revenue from customer deposits	160,210	121,434	273,256	219,528
Recognition of revenue, net of change in unbilled accounts receivable*	(143,183)	(114,550)	(282,059)	(216,005)
Balance, end of period	$293,441	$226,812	$293,441	$226,812
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$143,183	$114,550	$282,059	$216,005
Increase (decrease) in total unbilled accounts receivable	63	(687)	(830)	(1,245)
Revenue reported per consolidated statements of operations	$143,246	$113,863	$281,229	$214,760
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of July 31, 2023 and January 31, 2023, unbilled accounts receivable of approximately $4.1 million and $4.9 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.
Remaining Performance Obligations (RPOs)
The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2023 and January 31, 2023, the Company had $682.5 million and $647.1 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of July 31, 2023 and January 31, 2023, the Company expected to recognize approximately 58% and 58%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	July 31, 2023	January 31, 2023
Within the next 12 months	$21,412	$22,657
After the next 12 months	4,152	4,042
Total	$25,564	$26,699

6. Short-term Investments

The following tables summarize the fair values of the Company’s short-term investments (in thousands):

	As of July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$224,375	$—	$(566)	$223,809
U.S. agency obligations	65,065	—	(144)	64,921
Corporate notes and bonds	64,892	13	(236)	64,669
Commercial paper	47,866	—	—	47,866
Certificates of deposit	12,829	—	—	12,829
Total short-term investments	$415,027	$13	$(946)	$414,094

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term investments with an unrealized loss at July 31, 2023, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore no allowance for expected credit losses was recorded as of July 31, 2023. Realized gains (losses) were not material for the three and six months ended July 31, 2023.
The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of July 31, 2023
	Amortized Cost	Fair Value
Due within one year	$377,007	$376,257
Due after one year through three years	38,020	37,837
Total	$415,027	$414,094

7. Fair Value Measurements
The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of July 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and Cash equivalents:
Cash		$807,068	$—	$—	$807,068
Money market funds	Level 1	19,157	—	—	19,157
U.S. treasury securities	Level 2	499	—	—	499
Corporate notes and bonds	Level 2	200	—	—	200
Commercial paper	Level 2	3,094	—	—	3,094
Total cash and cash equivalents		$830,018	$—	$—	$830,018
Short-term Investments:
U.S. treasury securities	Level 2	$224,375	$—	$(566)	$223,809
U.S. agency obligations	Level 2	65,065	—	(144)	64,921
Corporate notes and bonds	Level 2	64,892	13	(236)	64,669
Commercial paper	Level 2	47,866	—	—	47,866
Certificates of deposit	Level 2	12,829	—	—	12,829
Total short-term investments		$415,027	$13	$(946)	$414,094
Total Assets		$1,245,045	$13	$(946)	$1,244,112
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$95	$95
Total derivative instruments		—	—	95	95
Total Liabilities		$—	$—	$95	$95

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement As of January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$169,904	$—	$—	$169,904
Total cash and cash equivalents	169,904	—	—	169,904

Total assets measured at fair value	$169,904	$—	$—	$169,904

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate notes and bonds, U.S. treasury securities, U.S. agency obligations, commercial paper, certificate of deposits and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded.

As of July 31, 2023, the declines in the market value of the Company's short-term investment portfolio were not driven by credit related factors. During the six months ended July 31, 2023, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until the entire principal has been recovered. Therefore, the Company did not recognize any losses on the short-term investments due to credit related factors. As of July 31, 2023, the total unrealized losses were not material.
There were no transfers between fair value measurement levels during the six months ended July 31, 2023.
8. Derivative Instruments and Hedging

In June 2023, the Company began entering into foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks. The Company’s derivative instruments generally have maturities of 12 months or less. The Company does not use derivative instruments for trading or speculative purposes.
As of July 31, 2023, the Company’s foreign currency forward contracts had an aggregate notional amount of $7.8 million.
The Company does not have collateral requirements with any of its counterparties. The following table summarizes the fair value of the Company’s derivative instruments on the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	Fair Value at July 31, 2023
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$95
Total derivative liabilities		$95
The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Six Months Ended July 31, 2023
Beginning balance	$—
Net losses recognized in other comprehensive income	(108)
Net losses reclassified from AOCI to earnings	13
Ending balance	$(95)
As of July 31, 2023, net unrealized loss included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.1 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months. The effect of foreign currency forward contracts were immaterial on the condensed consolidated financials for the three and six months ended July 31, 2023.

9. Balance Sheet Components
Other Assets, Non-Current
Other assets, non-current are comprised of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Property and equipment, net	$29,784	$24,594
Operating lease right-of-use assets	11,086	12,560
Other	1,167	902
Total other assets, non-current	$42,037	$38,056

Property and Equipment, Net
Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated Useful life	As of
		July 31, 2023	January 31, 2023
Furniture and fixtures	5 years	$1,329	$1,292
Computers, equipment and software	3 years	580	581
Capitalized internal-use software development costs	5 years	33,942	25,817
Leasehold improvements	Shorter of useful life or lease term	5,510	5,138
Construction in progress		54	47
Total property and equipment		41,415	32,875
Less: accumulated depreciation and amortization		(11,631)	(8,281)
Property and equipment, net		$29,784	$24,594

Total depreciation and amortization expense for property and equipment for the three months ended July 31, 2023 and 2022 was $1.8 million and $1.0 million, respectively. Total depreciation and amortization expense for property and equipment for the six months ended July 31, 2023 and 2022 was $3.4 million and $1.9 million, respectively.
The Company capitalized $4.3 million and $2.8 million in internal-use software development costs for the three months ended July 31, 2023 and 2022, and $8.1 million and $5.3 million for the six months ended July 31, 2023 and 2022, respectively. Amortization expense associated with internal-use software development costs totaled $1.5 million and $0.8 million for three months ended July 31, 2023 and 2022, respectively, and $2.8 million and $1.4 million for the six months ended July 31, 2023 and 2022.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Accrued expenses	$3,940	$4,222
Operating lease liabilities	3,590	3,380
Sales tax payable	1,771	1,480
Accrued income taxes payable	980	1,081
Hedging liabilities	95	—
Total accrued expenses and other current liabilities	$10,376	$10,163

Accrued Compensation and Benefits
Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Accrued commissions	$13,853	$16,932
Accrued vacation	21,969	20,614
Accrued payroll and withholding taxes	7,451	11,574
ESPP employee contributions	3,903	4,247
Accrued bonus	3,570	3,220
Other	2,759	2,041
Total accrued compensation and benefits	$53,505	$58,628
Deferred Contract Acquisition Costs
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended July 31,
	2023	2022
Beginning balance	$124,098	$89,331
Capitalization of contract acquisition costs	30,541	39,668
Amortization of deferred contract acquisition costs	(26,390)	(19,980)
Ending balance	$128,250	$109,019
Deferred contract acquisition costs, current	$45,329	$36,219
Deferred contract acquisition costs, non-current	82,921	72,800
Total deferred contract acquisition costs	$128,250	$109,019

There were no impairment losses recognized for deferred contract acquisition costs during the three and six months ended July 31, 2023 and 2022.

Other Liabilities, Non-Current

The following table summarizes the activity of other liabilities, non-current (in thousands):

	As of
	July 31, 2023	January 31, 2023
Operating lease liabilities, non-current	$10,245	$12,093
Acquisition holdback, non-current	4,046	—
Accrued commissions, non-current	821	713
Total other liabilities, non-current	$15,112	$12,806
10. Leases
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

Lease costs
Lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Short-term lease costs	$184	$46	$340	$145
Operating lease costs	878	878	1,756	1,756
Total lease costs	$1,062	$924	$2,096	$1,901

Variable lease cost was not significant for the three and six months ended July 31, 2023 and 2022. There were no other lease components for the periods presented.
Lease term and discount rate information are summarized as follows:

As of July 31, 2023
Weighted average remaining lease terms (in years)	3.7
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of July 31, 2023 are as follows (in thousands):

Years Ending January 31,	Amount
2024 (remaining six months)	$1,994
2025	4,150
2026	3,734
2027	3,737
2028	1,277
Total minimum lease payments	14,892
Less imputed interest	(1,057)
Present value of future minimum lease payments	13,835
Less current lease liabilities	(3,590)
Operating lease liabilities, non-current	$10,245

Operating lease liabilities are included in accrued expenses and other current liabilities, and non-current lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no lease related operating right-of-use asset impairment losses in the three and six months ended July 31, 2023 and 2022.

11. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of July 31, 2023 and January 31, 2023.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of July 31, 2023.
12. Common Stock and Stockholders' Equity

Common Stock Reserved for Future Issuance
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	July 31, 2023	January 31, 2023
Options outstanding	8,424	9,315
Restricted stock units outstanding	14,702	11,588
Remaining shares available for future issuance under the 2021 Equity Incentive Plan ("2021 Plans")	25,490	21,466
2021 Employee Stock Purchase Plan ("ESPP")	4,481	3,008
Total	53,097	45,377

Stock Options
The following table summarizes stock option activity for the 2021 Plan (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2023	9,315	$1.92	4.6	$281,837
Stock options exercised	(879)	1.66		24,920
Stock options cancelled/forfeited/expired	(12)	22.39
Balance as of July 31, 2023	8,424	1.92	4.2	233,235
Exercisable as of July 31, 2023	8,371	$1.84	4.2	$232,479

The total grant-date fair value of stock options vested was $0.8 million and $2.8 million during the six months ended July 31, 2023 and 2022.

The total intrinsic value of options exercised during the six months ended July 31, 2023 and 2022 were $24.9 million and $59.5 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2023	11,588	$42.48
RSUs granted	6,830	$28.93
RSUs released	(2,378)	$35.58
RSUs cancelled	(1,338)	$38.32
Outstanding and unvested at July 31, 2023	14,702	$37.67
The total grant-date fair value of RSUs vested was $84.6 million and $64.9 million during the six months ended July 31, 2023 and 2022.
Employee Stock Purchase Plan
A total of 4,480,939 shares of Class A common stock are available for future issuance under the ESPP as of July 31, 2023. For the six months ended July 31, 2023 and 2022, the Company recognized $6.5 million and $7.3 million of stock-based compensation expense related to the ESPP, respectively. As of July 31, 2023, unrecognized stock-based compensation expense related to the ESPP was approximately $15.9 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company’s current offering period began December 15, 2022 and is expected to end December 15, 2024.
During the six months ended July 31, 2023, employees purchased 426,193 shares of common stock under the ESPP at a purchase price of $23.97 per share, resulting in total cash proceeds of $10.2 million.
ESPP employee payroll contributions accrued as of July 31, 2023 were $3.9 million and are reported within accrued compensation and benefits in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2023 will be used to purchase shares at the end of the current purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of support	$2,844	$2,221	$5,100	$4,180
Cost of cloud-hosted services	557	686	1,166	1,326
Cost of professional services and other	647	652	1,213	1,380
Sales and marketing	15,483	14,421	27,442	28,814
Research and development	12,942	10,507	24,673	25,245
General and administrative	13,646	13,916	26,688	27,717
Stock-based compensation expense, net of amounts capitalized	$46,119	$42,403	$86,282	$88,662
Capitalized stock-based compensation	1,352	906	2,455	1,788
Total stock-based compensation expense	$47,471	$43,309	$88,737	$90,450

As of July 31, 2023 and 2022, total unrecognized stock-based compensation expense related to RSUs was approximately $418.4 million and $390.6 million, respectively, which are expected to be recognized over a weighted-average period of approximately 3.1 years and 2.4 years, respectively.
As of July 31, 2023, and 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.5 million and $2.9 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.2 years and 1.4 years, respectively.
13. Net Loss Per Share Attributable to Common Stockholders
For periods in which there were Class A and Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting, converting, and transfer rights. Class B common stock has ten votes per share, and Class A common stock has one vote per share. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings would be allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(66,315)	$(74,764)	$(119,573)	$(152,981)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	192,610	185,212	191,723	184,114
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.40)	$(0.62)	$(0.83)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Outstanding stock options and restricted stock units	23,126	22,569	23,126	22,569
Share purchase rights under the ESPP	1,188	1,760	1,182	1,373
Class A and Class B common stock subject to repurchase	—	1	—	1
Total	24,314	24,330	24,309	23,943

14. Reduction In Workforce and Related Charges
On June 7, 2023 the Company announced a workforce reduction plan impacting approximately 8% of the Company’s workforce. The workforce reduction plan was intended to increase operational efficiency, decrease costs and increase profitability. As of July 31, 2023, the Company has substantially completed the reduction plan.
During the three and six months ended July 31, 2023, the Company incurred $7.2 million of charges, consisting of $5.9 million of employee severance, $0.4 million in payroll taxes, and $0.9 million in other plan-related charges. These charges were recorded within the condensed consolidated statements of operations, of which, $4.3 million was recorded in sales and marketing, $1.7 million in research and development, $0.7 million in general and administrative and the remaining $0.5 million was recorded in cost of revenue for the three and six months ended July 31, 2023. The $7.2 million of cash charges described above were offset by a $2.1 million benefit in stock-based compensation expense, primarily due to reversal of stock-based compensation for amounts that were not vested under the terms and conditions of the original award. As of July 31, 2023, the reduction in workforce liability accrued but not paid totaled $1.0 million, and is included within accrued compensation and benefits in the condensed consolidated balance sheets. Any remaining charges related to the plan are expected to be immaterial to the consolidated financial statements.
The following table presents the activity of the reduction in workforce liability for the six months ended July 31, 2023 (in thousands):

Workforce Reduction Liability
Balance as of January 31, 2023	$—
Charges, excluding stock-based compensation expense	7,185
Payments	(6,143)
Balance as of July 31, 2023	$1,042
15. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between the effective tax rate and the federal statutory rate is related to nonrecognition of tax benefits due to valuation allowance established for US federal and state deferred tax assets. The Company recorded an income tax expense of $0.2 million and income tax expense of $0.4 million for the six months ended July 31, 2023 and 2022, respectively. The tax expense for the six months ended July 31, 2023 included a partial release of valuation allowance, of which $0.5 million tax benefit was directly related to the day one impact from the acquisition of BluBracket, Inc. In connection with the BluBracket acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the six months ended July 31, 2023, the Company released a total of $0.5 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the six months ended July 31, 2023 was primarily due to foreign and US state income tax expense.

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
Our Business Model

Our primary products are based on a combination of our free, source available community products and our proprietary software. We are committed to a model in which we maintain free community offerings while developing proprietary features for paid tiers of our software. These proprietary features include collaboration modules, governance and policy modules, enterprise use cases, and premium support and services. We provide our software under a licensing model that protects our intellectual property, grows our adoption, and supports our business.
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
HCP customers can use our offering on a consumption-based model, or purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption and revenue from them is recognized based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we typically recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.
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

Our sales and marketing strategy combines the best of customer self-service with our direct sales approach. Our source available model allows developers and individuals focused on operations, IT, and security, or practitioners, to engage with and evaluate our software in a frictionless manner, which we believe has contributed to our software’s popularity. This leadership and the wider ecosystem around us, compels practitioners to adopt and implement our software in the enterprise. As organizations recognize the value of our products, our inside and field sales teams can nurture leads and develop direct relationships with key stakeholders across all segments. HCP has accelerated our self-service approach, as practitioners can now quickly deploy and experiment with our paid offering with a fully-managed cloud solution and no minimum commitments.
As adoption grows, our marketing organization is focused on building our brand reputation and awareness, and engages with prospective customers through our user conferences, email marketing, digital advertising, and other public relations activities. This sales and marketing strategy allows us to not only acquire new customers, but also drive increased usage within existing customers.

We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of July 31, 2023 and 2022, our last four-quarter average net dollar retention rate was 124% and 134%, respectively.
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

Adoption of Our Products and Landing New Customers

We believe there is a substantial opportunity to continue to grow our product adoption and our customer base. We intend to drive product adoption through our source available distribution model and by continuing to cultivate our source available community.
We intend to drive paid customer growth through strategic targeted investments in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of July 31, 2023, we served over 4,200 customers spanning organizations of a broad range of sizes and industries, compared to over 3,300 as of July 31, 2022 (subsequent to the issuance of our Form 10-K for the fiscal year ended January 31, 2023, we identified an immaterial error in the calculation of our total customers count related to our self-service, or "pay as you use," customers, which we have corrected accordingly). We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of July 31, 2023, 464 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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
Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of July 31, 2023 and 2022, our last four-quarter average net dollar retention rate was 124% and 134% respectively. We believe this demonstrates the stickiness of our products, and our offerings as a whole.
Increasing Adoption of HashiCorp Cloud Platform
We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended July 31, 2023 and 2022, HCP subscription revenue was $18.4 million and $10.6 million, respectively. For the six months ended July 31, 2023 and 2022, HCP subscription revenue was $34.9 million and $19.5 million.

Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June, 2022, launch of HCP Consul in October, 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and, as of July 31, 2023, 45% of our customers with $100,000 or greater ARR were licensing more than one product.
We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended July 31, 2023 and 2022, 30% and 27% of our revenue, respectively, was generated by customers outside of the United States. For the six months ended July 31, 2023 and 2022, 29% and 27% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	July 31, 2023		January 31, 2023
	(dollars in millions)
Total customers	4,217	(3)	3,870	(3)
Total customers with $100,000 or greater ARR	851		798
Subscription revenue from HCP (and its predecessor cloud offerings)	$34.9	(1)	$46.9	(1)
GAAP Remaining Performance Obligations (RPOs)	$682.5		$647.1
Non-GAAP RPOs(2)	$708.0	(2)	$673.8

(1)Represents subscription revenue for the six months ended July 31, 2023 and for the twelve months ended January 31, 2023
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
(3)Subsequent to the issuance of our Form 10-K for the fiscal year ended January 31, 2023, we identified an immaterial error in the calculation of our total customers count related to our self-service, or "pay as you use," customers, which we have corrected accordingly.
Total Customers
We define total customers as the number of customers we have at the end of each fiscal quarter. We define the number of customers we have at the end of each fiscal quarter as the number of accounts with a unique account identifier for which we have an active contract at the end of the period indicated. Users of our free products are not included in the total customers. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, however, in some cases we may count separate divisions, segments, or subsidiaries as multiple customers in cases where they have separate billing terms. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.

Total Customers with $100,000 or Greater ARR
We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 89% and 88% of revenue for the three months ended July 31, 2023 and 2022, respectively. Customers with $100,000 or greater ARR represented 89% and 88% of revenue for the six months ended July 31, 2023 and 2022, respectively.
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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of July 31, 2023 and January 31, 2023, our RPOs were $682.5 million, and $647.1 million, respectively. As of July 31, 2023, we expect to recognize approximately 58% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 5 to our condensed consolidated financial statements included elsewhere in Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of July 31, 2023 and January 31, 2023, non-GAAP RPOs were $708.0 million and $673.8 million, respectively. As of July 31, 2023, we expect to recognize 59% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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
The following table presents a reconciliation of our GAAP RPOs to our non-GAAP RPOs for the periods presented (in thousands):

	As of
	July 31, 2023	January 31, 2023
GAAP RPOs
GAAP short-term RPOs	$398,915	$375,072
GAAP long-term RPOs	283,537	271,992
Total GAAP RPOs	$682,452	$647,064
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$21,412	$22,657
Customer deposits expected to be recognized after the next 12 months	4,152	4,042
Total customer deposits	$25,564	$26,699
Non-GAAP RPOs
Non-GAAP short-term RPOs	$420,327	$397,729
Non-GAAP long-term RPOs	287,689	276,034
Total Non-GAAP RPOs	$708,016	$673,763

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
The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Six Months Ended July 31,
	2023	2022
GAAP net cash used in operating activities	$(29,794)	$(70,869)
Add: purchases of property and equipment	(417)	(72)
Add: capitalized internal-use software	(5,669)	(3,516)
Free cash flow outflow	$(35,880)	$(74,457)
GAAP net cash used in operating activities as a percentage of revenue	(11)%	(33)%
Free cash flow as a % of revenue	(13)%	(35)%

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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, such as salaries, bonuses and benefits, and stock-based compensation for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, amortization of acquired developed technology, and allocated overhead. We expect our cost of subscription revenue to increase as our subscription revenue increases.
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
Interest Income
Interest income consists of interest earned on our cash and cash equivalents and short-term investments, and amortization of premiums and accretion of discounts on short-term investments.

Other income (expense), net

Other income (expense), net, consists primarily of gains and losses from foreign currency transactions, and realized gains and losses on short-term investments.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	$16,724	$15,338	$31,882	$25,682
Support	103,997	84,257	205,910	163,465
Cloud-hosted services	18,372	10,637	34,916	19,469
Total subscription revenue	139,093	110,232	272,708	208,616
Professional services and other	4,153	3,631	8,521	6,144
Total revenue	143,246	113,863	281,229	214,760
Cost of revenue:
Cost of license	498	360	1,083	753
Cost of support	16,304	12,272	31,147	23,110
Cost of cloud-hosted services	7,619	5,699	14,647	10,529
Total cost of subscription revenue	24,421	18,331	46,877	34,392
Cost of professional services and other	4,913	3,209	9,245	6,537
Total cost of revenue	29,334	21,540	56,122	40,929
Gross profit	113,912	92,323	225,107	173,831
Operating expenses:
Sales and marketing	101,134	87,674	191,698	167,926
Research and development	59,962	47,885	114,155	95,060
General and administrative	35,412	35,383	69,660	67,906
Total operating expenses	196,508	170,942	375,513	330,892
Loss from operations	(82,596)	(78,619)	(150,406)	(157,061)
Interest income	16,300	3,926	31,280	4,542
Other income (expense), net	(105)	66	(225)	(40)
Loss before income taxes	(66,401)	(74,627)	(119,351)	(152,559)
Provision (benefit) for income taxes	(86)	137	222	422
Net loss	$(66,315)	$(74,764)	$(119,573)	$(152,981)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue:
Cost of support	$2,844	$2,221	$5,100	$4,180
Cost of cloud-hosted services	557	686	1,166	1,326
Total cost of subscription revenue	3,401	2,907	6,266	5,506
Cost of professional services and other	647	652	1,213	1,380
Total cost of revenue	4,048	3,559	7,479	6,886
Sales and marketing	15,483	14,421	27,442	28,814
Research and development	12,942	10,507	24,673	25,245
General and administrative	13,646	13,916	26,688	27,717
Total stock-based compensation expense, net of amounts capitalized	$46,119	$42,403	$86,282	$88,662

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	12%	13%	11%	12%
Support	72	75	74	76
Cloud-hosted services	13	9	12	9
Total subscription revenue	97	97	97	97
Professional services	3	3	3	3
Total revenue	100	100	100	100
Cost of revenue:
Cost of support	12	11	12	11
Cost of cloud-hosted services	5	5	5	5
Total cost of subscription revenue	17	16	17	16
Cost of professional services	3	3	3	3
Total cost of revenue	20	19	20	19
Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	71	77	68	78
Research and development	42	42	41	44
General and administrative	25	31	25	32
Total operating expenses	138	150	134	154
Loss from operations	(58)	(69)	(54)	(73)
Interest income	12	3	11	2
Other expenses, net	-	-	-	-
Loss before income taxes	(46)	(66)	(43)	(71)
Provision for income taxes	—	—	—	—
Net loss	(46)%	(66)%	(43)%	(71)%

Comparison of Three Months Ended July 31, 2023 and 2022
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Revenue:
License	$16,724	$15,338	$1,386	9%
Support	103,997	84,257	19,740	23%
Cloud-hosted services	18,372	10,637	7,735	73%
Total subscription revenue	139,093	110,232	28,861	26%
Professional services and other	4,153	3,631	522	14%
Total revenue	$143,246	$113,863	$29,383	26%

Subscription revenue increased by $28.9 million, or 26%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $11.9 million for the three months ended July 31, 2023, as we increased our customer base by 25% from July 31, 2022, to July 31, 2023. The remaining $17.0 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 124% for the trailing four quarters ended July 31, 2023.
Professional services revenue increased by $0.5 million, or 14%, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase is attributable to a $2.0 million increase in revenue due to increased delivery of professional services and the completion of certain professional services projects, which is offset by a $1.5 million decrease related to a revenue recognized from a resale contract commitment for the three months ended July 31, 2022.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Cost of revenue:
Cost of license	$498	$360	$138	38%
Cost of support	16,304	12,272	4,032	33%
Cost of cloud-hosted services	7,619	5,699	1,920	34%
Total cost of subscription revenue	24,421	18,331	6,090	33%
Cost of professional services and other	4,913	3,209	1,704	53%
Total cost of revenue	$29,334	$21,540	$7,794	36%

	Three Months Ended July 31,
	2023	2022
Gross margin
License	97%	98%
Support	84%	85%
Cloud-hosted services	59%	46%
Total subscription margin	82%	83%
Professional services and other	(18)%	12%
Total gross margin	80%	81%

Cost of subscription revenue increased by $6.1 million, or 33%, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $4.8 million due to increases in headcount in our customer support organization. These employee-related expenses include a $0.5 million increase related to stock-based compensation expense. The increase in cost of subscription revenue was also attributable to a $0.7 million increase in amortization of internal-use software, a $0.4 million increase in amortization of acquired developed technology.
Cost of professional services increased by $1.7 million, or 53%, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase in cost of professional services was mainly driven by a $1.6 million increase in employee-related expenses due to higher headcount.
Gross margin was 80% and 81% for the three months ended July 31, 2023 and 2022, respectively.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Sales and marketing	$101,134	$87,674	13,460	15%

Sales and marketing expenses increased by $13.5 million, or 15%, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $10.8 million net increase in employee-related costs. The increase in these employee-related costs included a $1.1 million increase in stock-based compensation expense. The increase in employee-related costs also includes a $4.0 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue, a $1.0 million increase in payroll, and a $4.0 million increase in severance. The remainder of increase was attributable to a $0.8 million increase in professional services and a $1.7 million increase in company events due to more in-person meetings as COVID restrictions lifted.
Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Research and development	$59,962	$47,885	12,077	25%

Research and development expenses increased by $12.1 million, or 25% for the three months ended July 31, 2023 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $10.4 million net increase in employee-related costs due to a 15% increase in research and development headcount from July 31, 2022 to July 31, 2023. This increase in these employee-related costs includes a $5.6 million increase in payroll, a $2.4 million increase in stock-based compensation expense net of amounts capitalized to internal-use software, and a $1.5 million increase in severance. The remaining increase is attributable to a $2.1 million increase in allocated expense due to increases in headcount, offset by a $0.4 million decrease in software expense.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
General and administrative	$35,412	$35,383	29	—%

General and administrative expenses stayed consistent for the three months ended July 31, 2023 compared to the same period of the prior year. Employee-related costs decreased by $0.8 million which includes a $0.3 million decrease in stock-based compensation. The remaining increase includes a $0.2 million increase in office and administrative expense, a $0.3 million increase in IT expenses, and a $0.3 million increase in software expenses.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Interest income	$16,300	$3,926	12,374	315

Interest income increased by $12.4 million, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expense), Net
The following table presents other income (expense), net (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Other income (expense), net	$(105)	$66	(171)	*
* The fluctuation is not meaningful.

Other income (expense), net, changed by $0.2 million for the three months ended July 31, 2023 compared to the same period of the prior year. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.

Provision (Benefit) for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2023	2022	$	%
Provision (benefit) for income taxes	$(86)	$137	(223)	(163)%

Provision for income taxes decreased by $0.2 million, or (163)%, for the three months ended July 31, 2023 compared to the same period of the prior year, primarily due to partial release of valuation allowance, of which $0.5 million income tax benefit was directly related to the day one impact from the acquisition of BluBracket Inc. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Comparison of Six Months Ended July 31, 2023 and 2022
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Revenue:
License	$31,882	$25,682	$6,200	24%
Support	205,910	163,465	42,445	26%
Cloud-hosted services	34,916	19,469	15,447	79%
Total subscription revenue	272,708	208,616	64,092	31%
Professional services and other	8,521	6,144	2,377	39%
Total revenue	$281,229	$214,760	$66,469	31%

Subscription revenue increased by $64.1 million, or 31%, for the six months ended July 31, 2023 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $25.1 million for the six months ended July 31, 2023, as we increased our customer base by 25% from July 31, 2022, to July 31, 2023. The remaining $39.0 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 124% for the trailing four quarters ended July 31, 2023.
Professional services revenue increased by $2.4 million, or 39%, for the six months ended July 31, 2023 compared to the same period of the prior year. This was primarily attributable to a $3.9 million increase in professional service revenue due to increased delivery of professional services and the completion of certain professional services projects. The increase is offset by a $1.5 million decrease related to a revenue recognized from a resale contract commitment for the six months ended July 31, 2022.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Cost of revenue:
Cost of license	$1,083	$753	$330	44%
Cost of support	31,147	23,110	8,037	35%
Cost of cloud-hosted services	14,647	10,529	4,118	39%
Total cost of subscription revenue	46,877	34,392	12,485	36%
Cost of professional services and other	9,245	6,537	2,708	41%
Total cost of revenue	$56,122	$40,929	$15,193	37%

	Six Months Ended July 31,
	2023	2022
Gross margin
License	97%	97%
Support	85%	86%
Cloud-hosted services	58%	46%
Total subscription margin	83%	84%
Professional services and other	(8)%	(6)%
Total gross margin	80%	81%

Cost of subscription revenue increased by $12.5 million, or 36%, for the six months ended July 31, 2023 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $10.5 million due to increase in headcount in our customer support organization. These employee-related expenses include a $0.8 million increase related to stock-based compensation expense. The increase in cost of subscription revenue was also attributable to a $0.2 million increase in spending on software and external services, a $1.4 million increase in amortization of internal-use software, and a $0.4 million increase in amortization of acquired developed technology. We launched cloud-hosted versions of our products during fiscal 2020 and 2021.
Cost of professional services increased by $2.7 million, or 41%, for the six months ended July 31, 2023 compared to the same period of the prior year. The increase in cost of professional services was driven by a $2.6 million increase in employee-related expenses due to higher headcount.
Gross margin was 80% and 81% for the six months ended July 31, 2023 and 2022, respectively.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Sales and marketing	$191,698	$167,926	23,772	14%

Sales and marketing expenses increased by $23.8 million, or 14%, for the six months ended July 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $18.9 million net increase in employee-related costs. The increase in these employee-related costs include a $6.9 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue, a $4.4 million increase in severance expense, a $6.9 million increase in payroll expense due to higher headcount before we executed our reduction in workforce, offset by a $0.6 million decrease in PEO payroll. The remaining increase is attributable to a $2.6 million increase in marketing expenses and a $1.1 million increase in travel expenses which was driven primarily by increases in advertising, sponsorships, and external conference costs, a $0.5 million increase in software expenses, a $1.1 million increase in professional services and a $0.4 million increase in company events due to more in-person meetings as COVID restrictions lifted.
Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Research and development	$114,155	$95,060	19,095	20%

Research and development expenses increased by $19.1 million, or 20% for the six months ended July 31, 2023 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $16.0 million net increase in employee-related costs. This increase is mainly attributable to a $13.9 million increase in payroll expenses, a $1.4 million increase in benefits which is due to a 15% increase in headcount from July 31, 2022 to July 31, 2023, and a $1.4 million increase in severance expense. The remaining increase is attributable to a $3.7 million increase in allocated expenses, due to increases in headcount, offset by a $0.7 million decrease in software expense.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
General and administrative	$69,660	$67,906	1,754	3%

General and administrative expenses increased by $1.8 million, or 3%, for the six months ended July 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $0.5 million net increase in employee-related costs due to increase in general and administrative headcount from July 31, 2022 to July 31, 2023 prior to the reduction in workforce. The remainder of the increase was attributable to a $0.5 million net increase in office and administrative expense due to increased headcount, and a $0.8 million increase in software expense.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Six Months Ended July 31, 2023		Change
	2023	2022	$	%
Interest income	$31,280	$4,542	26,738	589

Interest income increased by $26.7 million, or 589% for the six months ended July 31, 2023 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expense), Net

The following table presents other income (expense), net (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Other income (expense), net	$(225)	$(40)	(185)	*
* The fluctuation is not meaningful.

Other income (expense), net, increased by $0.2 million for the six months ended July 31, 2023 compared to the same period of the prior year. The changes were primarily due to foreign currency losses on our cash balances in foreign jurisdictions due to movements of the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2023	2022	$	%
Provision for income taxes	$222	$422	(200)	(47)%

Provision for income taxes decreased by $0.2 million, or (47)%, for the six months ended July 31, 2023 compared to the same period of the prior year. The changes were primarily due to a partial release of valuation allowance, of which $0.5 million tax benefit was directly related to the day one impact from the acquisition of BluBracket, Inc. In connection with the BluBracket acquisition, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the six months ended July 31, 2023, we released a total of $0.5 million of its U.S. valuation allowance. We continue to maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources
As of July 31, 2023, we had cash and cash equivalents of $830.0 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $900.0 million as of July 31, 2023. We expect to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2023	2022
Net cash used in operating activities	$(29,794)	$(70,869)
Net cash used in investing activities	$(437,748)	$(3,588)
Net cash provided by financing activities	$11,426	$10,465

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

Net cash used in operating activities during the six months ended July 31, 2023 was $29.8 million, which resulted from a net loss of $119.6 million, adjusted for non-cash charges of $87.0 million and net cash inflow of $2.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $86.3 million for stock-based compensation expense, $3.9 million for depreciation and amortization expense, and $1.5 million for non-cash operating lease costs, offset by $4.2 million for accretion of discount and amortization of premiums on investments and $0.5 million for deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $39.9 million decrease in accounts receivable due to lower billings and timing of collections from our customers. The cash inflow was offset by a $4.2 million increase in deferred contract acquisition costs, and a $5.0 million decrease in accounts payable due to timing of payments to our vendors, a $8.8 million decrease in deferred revenue due to higher recognition of revenue, a $11.2 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $5.1 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $1.1 million decrease in customer deposits, and a $1.8 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities and franchise tax.

Net cash used in operating activities during the six months ended July 31, 2022 was $70.9 million, which resulted from a net loss of $153.0 million, adjusted for non-cash charges of $92.0 million and net cash inflow of $9.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $88.7 million for stock-based compensation expense, $1.9 million for depreciation and amortization expense, and $1.4 million for non-cash operating lease costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $19.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.0 million decrease in accounts payable due to the payment of costs related to our initial public offering and timing of payments to vendors, a $2.0 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and accrued sales commissions, and decrease in accrued employee stock participation plan contributions due to the purchase made in June 2022, a $1.2 million increase in prepaid expenses and other assets, a $1.0 million decrease in customer deposits from advance invoicing in accordance with our subscription contracts, and a $1.7 million decrease in accrued expenses and other liabilities. The cash outflow was partially offset by a $15.2 million decrease in accounts receivable due to timing of billings and collections from our customers, and a $3.5 million increase in deferred revenue due to increased billings.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2023 of $437.7 million was resulted from an increase in purchases of investments, acquired assets from business combination, and capitalized internal-use software for our cloud platform, offset by proceeds from sales and maturities of investments.
Net cash used in investing activities during the six months ended July 31, 2022 of $3.6 million was primarily comprise of $3.5 million capitalized internal-use software for our cloud platform.

Financing Activities
Net cash provided by financing activities of $11.4 million during the six months ended July 31, 2023 was due to $10.2 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $1.5 million proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.
Net cash provided by financing activities of $10.5 million during the six months ended July 31, 2022 was due to $8.5 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $2.2 million proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the six months ended July 31, 2023 as compared to those discussed in our fiscal 2023 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of July 31, 2023, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

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
During the second quarter of fiscal 2024, we implemented a foreign currency risk management program and entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 12 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk. We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. We expect that the effect of a hypothetical 10% relative change in foreign exchange rates, after considering our hedging program, would not have a material impact on our financial condition, results of operations, or cash flows for the periods presented. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data" of the 2023 Form 10-K and Note 11. Commitments and Contingencies in this Quarterly Report on Form 10-Q.

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
•Because of the permissive rights accorded to third parties under our source available licenses, there are limited technological barriers to entry into the markets in which we compete and it is, and may continue to be, relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.
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

We have experienced rapid growth and increased demand for our offerings. Our total revenues for the three months ended July 31, 2023 and 2022 were $143.2 million and $113.9 million, respectively, representing an annual growth rate of 26% from second quarter of fiscal 2023 to fiscal 2024. Our total revenues for the six months ended July 31, 2023 and 2022 were $281.2 million and $214.8 million, respectively, representing an annual growth rate of 31% from second quarter of fiscal 2022 to fiscal 2023.You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.
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

We incurred a net loss of $66.3 million, and $74.8 million for the three months ended July 31, 2023 and 2022, respectively. We incurred a net loss of $119.6 million, and $153.0 million for the six months ended July 31, 2023 and 2022, respectively. We had an accumulated deficit of $900.0 million as of July 31, 2023 and $780.4 million as of January 31, 2023. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.

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

Because of the permissive rights accorded to third parties under our historical open-source and source available licenses, there are limited technological barriers to entry into the markets in which we compete. It is, and may continue to be, relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.

One characteristic of source available software is that the governing license terms generally allow liberal modifications and broad distribution of the code. Historically, we have licensed our free community products under the Mozilla Public License, which allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software and share certain source code components in modified or unmodified form and use it to build products that compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open-source and source-available software. It is possible for competitors and new entrants to develop their own software, including software based on open-source or our products, and for public cloud operators to expand their offerings to compete directly with ours, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, a new or existing competitor may dedicate its developers to building competing offerings based on open-source and source-available software provided by us or third parties, and such offerings may reduce the demand for our offerings. In August 2023, we changed the license for future versions of our free community software to the Business Source License, which is a highly permissive source available license that also includes certain restrictions on using the community products to compete with our commercial offerings. However, that change does not prevent others from building competitive products using the versions that were released before the license change, and it does not restrict all forms of competition. We cannot guarantee we will be able to compete successfully against current and future competitors that use the source available nature of our products to compete against us, or that we will be able to effectively enforce licensing restrictions on the competitive use of our source available community versions, or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins, or loss of market share, any of which would harm our business, financial condition, results of operations, and cash flows.
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

We offer certain features of our products as free community versions of our software with no payment required. Customers purchase subscriptions to our products in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers and to extend the deployment of our products with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our products, prices offered by our competitors, and the budgets of our customers, as well as their desire and ability to create new features and perform their own support relying on our public source available software products. We also face competition from public cloud operators, who may use our source available software products to provide and support hosted offerings that compete with our own. We rely in large part on our customers to identify new use cases for our products and new products to meet a broader set of their needs in order to expand such deployments and grow our business. If our customers do not recognize the potential of our products, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

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

The market for our products is developing and our competition is expected to increase over time. Our business is impacted by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing offerings, all of which may increase the competitive pressures that we face. We provide offerings to address the needs of a wide variety of prospective customers that compete with other approaches and solutions. For example, internal IT teams sometimes attempt to “do it themselves” using source available software. While individuals and small teams can sometimes use our community products to solve their technical problems, larger enterprises face more complex needs that require our commercial products. For select companies adopting a single-cloud solution, we compete with the well-established public cloud providers such as Amazon Web Services, or AWS, and their in-house offerings. We also compete with similar in-house offerings from Microsoft Azure, Google Cloud Platform, and other cloud providers; legacy providers with point products such as CyberArk, VMware, and IBM; and alternative open-source projects, such as Google Istio.

As the market for our products develops, the principal competitive factors in our market may include: product capabilities, including flexibility, scalability, performance, and security; ease of use; breadth of use cases; ability to integrate with existing IT infrastructure, cloud platforms, and on-premises environments; offering consistency across clouds; ability to implement multi-cloud provisioning, security, networking, and application deployment; speed of implementation and time to achieving value; ability to scale up and down dynamically on demand; robustness of professional services and customer support; price and total cost of ownership; adherence to certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; offering an ecosystem of vendors integrated with the products; creating new products and expanding the existing platform; ability to innovate around a cloud-delivered architecture; brand awareness, recognition, and reputation, particularly within the developer community; and ability to engage the community of users and partners. If we fail to innovate and improve our products and professional services to address these factors, we may become vulnerable to increased competition and therefore fail to attract new customers or lose or fail to renew existing customers, which would harm our business and results of operations.

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

Our offerings involve the transmission and processing of data, which can include personal information and highly sensitive, proprietary, and confidential information we receive from our customers, our employees, and third parties. In addition to threats from traditional attackers and insider threats, we also face security threats from malicious third parties, including individual hackers, sophisticated criminal groups, nation states, and state-sponsored organizations, that could disrupt or interrupt, or introduce ransomware, viruses, or other malicious code into our products, services, systems, or networks, obtain unauthorized access to our internal systems, networks, and data, as well as systems of organizations using our cloud products and services, and the information they store and process. Users and organizations using our services may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data within our products. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss or other unauthorized processing of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code and trade secrets. It is virtually impossible for us to entirely mitigate the risk of these security threats. While we have implemented security measures internally and have integrated security measures into our products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches and incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. Moreover, our products incorporate a variety of third-party components (including source available software components) which may expose us to additional security threats, and vulnerabilities in those components may be difficult or impossible to detect, control, and manage. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products, the networks and systems used in our business, and the proprietary and other confidential data contained on such networks and systems. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. Additionally, as a remote-first company, much of our workforce functions in a remote work environment that requires remote access to our corporate network, which in turn imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information.

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

We derive and expect to continue to derive substantially all of our revenue from our products. As a result, market acceptance of our products is critical to our continued success. Demand for our products is affected by numerous factors beyond our control, including continued market acceptance, the timing of development and release of new products by our competitors, technological change, any developments or disagreements with the developer community, and growth or contraction in our market or the overall economy. We expect the growth and proliferation of data to lead to an increase in the data analyses demands of our customers and we may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business operations, financial results, and growth prospects will be materially and adversely affected.
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

We believe that developing and maintaining widespread awareness of our brand, especially with practitioners, is critical to achieving widespread acceptance of our products and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. Changes to our business practices may cause our brand to be viewed negatively by the practitioner community. For example, in August 2023, we announced that we changed our source code license to Business Source License v1.1 on all future releases of our core products, which may be viewed less favorably by practitioners. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, or we could fail to attract potential new customers or expand sales to our existing customers, all of which could materially and adversely affect our business, results of operations, and financial condition.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 30% and 27% of our revenue outside of the United States for the three months ended July 31, 2023, and 2022, respectively. We generated 29 and 27% of our revenue outside of the United States for the six months ended July 31, 2023, and 2022, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud or security attacks. Our use and distribution of third-party source available software and reliance on other third-party services may increase this risk. For example, we are dependent on our relationship with a third-party processor for installation and packaging solutions in one of our products. If our website is unavailable or our users are unable to download our products or order subscriptions or services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.
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

Our source available and proprietary technologies incorporate third-party open-source software, and we expect to continue using third-party open-source software in our products in the future, which may require using new and upgraded versions of these software applications. There can be no assurance that new versions of the third-party open-source projects we currently use will continue to be licensed under open-source licenses, or that new versions will not contain different open-source licenses that carry unacceptable limitations on distribution. In addition, where buying proprietary licenses is they only way to avoid onerous open-source distribution limitations, we may not succeed in obtaining those proprietary licenses on acceptable terms. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could result in delays in product releases until equivalent technology can be identified, licensed, developed, and integrated into our products, which may have a material adverse effect on our business, results of operations, and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property, and we may be unable to obtain such licenses on commercially reasonable terms or at all.
In addition, few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk these licenses could be construed in a manner that adversely impact our interests and the interests of our customers, both with respect to our use of third-party open-source as well as our distribution of our own software under source available licenses, including by imposing unanticipated conditions or restrictions on our ability to commercialize our products, or limiting our ability to enforce our rights in the manner we had anticipated. Moreover, we cannot ensure our software does not include open-source software that we are unaware of, or that we have not incorporated additional open-source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures, including requiring us to make some or all of our software available under an open-source license that is unacceptable to us or to our customers. If we incorporate third-party open-source software into our software products, then in certain circumstances, we and our customers may be subject to certain requirements, including requirements that we offer our solutions that incorporate such third-party open-source software under license terms that are inconsistent with our intended license, such as requiring portions of our products we create based upon, derived from, incorporating, or using such open-source software (and in turn, portions of our customers’ products that they create which are based upon, derived from, incorporating, or using our products) be made available for no cost and for the purpose of making and redistributing such software (including in source code form) and derivatives thereof. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open-source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products.

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

We develop our products in an source available software environment, which could negatively affect our ability to sell our offerings, or make it easier for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.

Unlike traditional proprietary software, the core of all of our products has its source code available, allowing our partners and third parties to give feedback directly, report issues, contribute features, and fix bugs, which we accept and integrate into our products. Our partners are able to integrate their technology solutions and validate their integrations with continuous development. We plan to continue to develop our products in this source available environment, and enabling third-party contributions, and the integration of software from third parties into our codebase. While these software licenses state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met, we may nevertheless be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open-source software or claiming non-compliance with the applicable open-source licensing terms.
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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expanded the CCPA as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that has gone, or will go, into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will go into effect in 2024; Iowa and Tennessee have enacted similar legislation that will go into effect in 2025; and Indiana has enacted similar legislation that will go into effect in 2026. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability
Internationally, we or our customers must comply with the data security, privacy, and data protection requirements of each of the jurisdictions we operate in. Within the European Union, the European General Data Protection Regulation, or the GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of certain personal data. The GDPR imposes substantial obligations and risk upon our business. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We may be required to incur substantial expense and to make significant changes to our business operations in an effort to comply with the obligations imposed by the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR lacks a long enforcement history, we are unable to predict fully how the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce, to which we have self-certified, was invalidated by the Court of Justice of the European Union, or CJEU, on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses, or the UK SCCs, that became effective as of March 21, 2022, and which are required to be implemented over time. The United States and European Union announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework, or EU-U.S. DPF, on March 25, 2022. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer, including the EU-U.S. DPF, may be subject to challenges, future reviews, suspension, amendment, repeal, or limitations, and may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.
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

Further, the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the Tax Act, changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act allows such net operating losses to be carried forward indefinitely but limits a taxpayer’s ability to use those carryforwards in tax years beginning after December 31, 2020, to 80% of taxable income for the tax year. Net operating loss carryforwards generated before January 1, 2018, will not be subject to the Tax Act’s 80% taxable income limitation, but will continue to have a twenty-year carryforward period. As such, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our business and results of operations.

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

Legislation or other changes to tax laws of the United States and other jurisdictions could impact the tax treatment of our earnings. For example, the Tax Act has eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, for U.S.-based and non-U.S. based research expenditures, respectively, beginning in 2022. Further, the United States recently enacted the Inflation Reduction Act of 2022, or the IRA, which introduced a 15% minimum tax on adjusted book income over one billion, and a 1% excise tax on stock buybacks. We do not currently expect the IRA will have a material impact on our income tax liability. Further, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries, and is expected to be implemented in EU member countries by the end of 2023. Due to expansion of our international business activities, such proposed changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2023, our executive officers and directors and their affiliates together hold and/or control approximately 42% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 30% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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

Further, as of July 31, 2023, up to 5,713,485 shares of our Class B common stock and up to 17,412,852 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 29,970,316 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

On June 13, 2023, Brandon Sweeney, our Chief Revenue Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 120,000 shares of our common stock. The plan will terminate on March 15, 2024, subject to early termination for certain specified events set forth in the plan.

On June 23, 2023, Marc Holmes, our Chief Marketing and Business Operations Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 162,505 shares of our common stock. The actual amount sold will be less based on tax withholdings. The plan will terminate on September 27, 2024, subject to early termination for certain specified events set forth in the plan.

On July 11, 2023, David McJannet, our Chief Executive Officer, President and Chairman of the Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 1,480,000 shares of our common stock. The actual amount sold will be less based on tax withholdings. The plan will terminate on October 11, 2024, subject to early termination for certain specified events set forth in the plan.

On July 19, 2023, Navam Welihinda, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 162,505 shares of our common stock. The actual amount sold will be less based on tax withholdings. The plan will terminate on October 18, 2024, subject to early termination for certain specified events set forth in the plan.

On July 21, 2023, Armon Dadgar, our Co-Founder, Chief Technology Officer and Director, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 53,020 shares of our common stock. The actual amount sold will be less based on tax withholdings. The plan will terminate on December 31, 2023, subject to early termination for certain specified events set forth in the plan.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Date: August 31, 2023	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2023	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)