Form 10-Q
period 2023-10-31
HashiCorp, Inc.
filed 2023-12-07
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 117,341,034 and 78,523,167, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	As of
	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$729,826	$1,286,134
Short-term investments	525,825	—
Accounts receivable, net of allowance	108,183	162,369
Deferred contract acquisition costs	45,508	42,812
Prepaid expenses and other current assets	29,248	17,683
Total current assets	1,438,590	1,508,998
Deferred contract acquisition costs, non-current	79,676	81,286
Acquisition-related intangible assets, net	12,319	—
Goodwill	12,265	—
Other assets, non-current	43,419	38,056
Total assets	$1,586,269	$1,628,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,111	$12,450
Accrued expenses and other current liabilities	13,210	10,163
Accrued compensation and benefits	51,974	58,628
Deferred revenue	264,422	272,909
Customer deposits	22,173	26,699
Total current liabilities	357,890	380,849
Deferred revenue, non-current	25,780	29,335
Other liabilities, non-current	10,876	12,806
Total liabilities	394,546	422,990
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of October 31, 2023 and January 31, 2023, respectively; 115,432 and 88,823 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of October 31, 2023 and January 31, 2023, respectively; 80,096 and 101,145 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	2	2
Additional paid-in capital	2,132,382	1,985,747
Accumulated other comprehensive loss	(1,216)	—
Accumulated deficit	(939,446)	(780,400)
Total stockholders’ equity	1,191,723	1,205,350
Total liabilities and stockholders’ equity	$1,586,269	$1,628,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	$15,973	$17,823	$47,855	$43,505
Support	106,098	89,500	312,008	252,965
Cloud-hosted services	19,863	12,875	54,779	32,344
Total subscription revenue	141,934	120,198	414,642	328,814
Professional services and other	4,191	5,143	12,712	11,287
Total revenue	146,125	125,341	427,354	340,101
Cost of revenue:
Cost of license	293	393	1,376	1,146
Cost of support	13,356	12,149	44,503	35,259
Cost of cloud-hosted services	7,692	5,849	22,339	16,378
Total cost of subscription revenue	21,341	18,391	68,218	52,783
Cost of professional services and other	4,264	4,157	13,509	10,694
Total cost of revenue	25,605	22,548	81,727	63,477
Gross profit	120,520	102,793	345,627	276,624
Operating expenses:
Sales and marketing	87,320	92,872	279,019	260,798
Research and development	54,349	53,887	168,504	148,947
General and administrative	34,424	33,372	104,083	101,278
Total operating expenses	176,093	180,131	551,606	511,023
Loss from operations	(55,573)	(77,338)	(205,979)	(234,399)
Interest income	16,765	8,584	48,045	13,126
Other expense, net	(407)	(2,882)	(632)	(2,922)
Loss before income taxes	(39,215)	(71,636)	(158,566)	(224,195)
Provision for income taxes	258	322	480	744
Net loss	$(39,473)	$(71,958)	$(159,046)	$(224,939)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(0.38)	$(0.83)	$(1.22)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	194,600	187,080	192,693	185,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(39,473)	$(71,958)	$(159,046)	$(224,939)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Unrealized gains (losses) on available-for-sale investments	38	—	(895)	—
Foreign currency forward contracts:
Unrealized losses on foreign currency forward contracts	(226)	—	(321)	—
Other comprehensive loss, net of tax	(188)	—	(1,216)	—
Total comprehensive loss	$(39,661)	$(71,958)	$(160,262)	$(224,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Issuance of common stock upon settlement of restricted stock units	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296
Issuance of common stock upon exercise of stock options	366	—	442	—	—	442
Issuance of common stock upon settlement of restricted stock units	1,307	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5)	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	426	—	10,195	—	—	10,195
Stock-based compensation	—	—	47,471	—	—	47,471
Other comprehensive loss	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(66,315)	(66,315)
Balance as of July 31, 2023	193,646	$3	$2,085,910	$(1,028)	$(899,973)	$1,184,912
Issuance of common stock upon exercise of stock options	407	—	1,488	—	—	1,488
Issuance of common stock upon settlement of restricted stock units	1,477	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(2)	—	(12)	—	—	(12)
Stock-based compensation	—	—	44,996	—	—	44,996
Other comprehensive loss	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	(39,473)	(39,473)
Balance as of October 31, 2023	195,528	$3	$2,132,382	$(1,216)	$(939,446)	$1,191,723

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2022	182,167	$3	$1,788,390	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	839	—	521	—	521
Vesting of early exercised stock options	—	—	3	—	3
Issuance of common stock for restricted stock awards	710	—	—	—	—
Tax withholdings on settlement of restricted stock units	(8)	—	(125)	—	(125)
Stock-based compensation	—	—	47,141	—	47,141
Net loss	—	—	—	(78,217)	(78,217)
Balance as of April 30, 2022	183,708	$3	$1,835,930	$(584,319)	$1,251,614
Issuance of common stock upon exercise of stock options	786	—	1,645		1,645
Vesting of early exercised stock options	—	—	2	—	2
Issuance of common stock upon settlement of restricted stock units	1,477	—	—	—	—
Tax withholdings on settlement of restricted stock units	(2)	—	(77)	—	(77)
Issuance of common stock under employee stock purchase plan	351	—	8,501	—	8,501
Stock-based compensation	—	—	43,309	—	43,309
Net loss	—	—	—	(74,764)	(74,764)
Balance as of July 31, 2022	186,320	$3	$1,889,310	$(659,083)	$1,230,230
Issuance of common stock upon exercise of stock options	491	—	989		989
Vesting of early exercised stock options	—	—	1	—	1
Issuance of common stock upon settlement of restricted stock units	1,032	—	—	—	—
Tax withholdings on settlement of restricted stock units	(2)	—	(20)	—	(20)
Stock-based compensation	—	—	47,964	—	47,964
Net loss	—	—	—	(71,958)	(71,958)
Balance as of October 31, 2022	187,841	$3	$1,938,244	$(731,041)	$1,207,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(159,046)	$(224,939)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	130,048	135,372
Depreciation and amortization expense	6,586	3,178
Non-cash operating lease cost	2,222	2,135
Accretion of discounts on marketable securities	(8,505)	—
Deferred income taxes	(482)	—
Other	67	(8)
Changes in operating assets and liabilities:
Accounts receivable	54,116	11,541
Deferred contract acquisition costs	(1,086)	(21,491)
Prepaid expenses and other assets	(11,843)	3,391
Accounts payable	(6,589)	2,100
Accrued expenses and other liabilities	(3,403)	(2,663)
Accrued compensation and benefits	(6,654)	(3,735)
Deferred revenue	(12,042)	10,893
Customer deposits	(4,526)	(1,814)
Net cash used in operating activities	(21,137)	(86,040)
Cash flows from investing activities
Business combination, net of cash acquired	(20,860)	—
Purchases of property and equipment	(491)	(140)
Capitalized internal-use software	(8,536)	(6,174)
Purchases of short-term investments	(691,220)	—
Proceeds from sales of short-term investments	26,372	—
Proceeds from maturities of short-term investments	146,662	—
Net cash used in investing activities	(548,073)	(6,314)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(236)	(222)
Proceeds from issuance of common stock upon exercise of stock options	2,943	3,155
Proceeds from issuance of common stock under employee stock purchase plan	10,195	8,501
Net cash provided by financing activities	12,902	11,434
Net decrease in cash, cash equivalents, and restricted cash	(556,308)	(80,920)
Cash, cash equivalents, and restricted cash beginning of period	1,286,134	1,357,613
Cash, cash equivalents, and restricted cash end of period	$729,826	$1,276,693
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$1,406	$1,090
Cash paid for operating lease liabilities	$2,912	$2,827
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$3,685	$3,042
Acquisition holdback	$4,100	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") and include the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed balance sheet data as of January 31, 2023 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the fiscal “2023 Form 10-K”), but does not include all disclosures required by U.S. GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2023 Form 10-K.

The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended October 31, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or any other period.

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

Accumulated Other Comprehensive Gain (Loss)
As of October 31, 2023, accumulated other comprehensive loss was comprised of unrealized gain (losses) from available-for-sale investments and unrealized losses related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges.

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

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of October 31, 2023.

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

As of October 31, 2023, the Company has not had any goodwill impairments.

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

Available-for-sale securities are recorded at fair value each reporting period, and are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in interest income in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations. Unrealized gains are reported as a separate component of accumulated other comprehensive loss on the condensed consolidated balance sheets until realized.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other expense, net in the condensed consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the condensed consolidated balance sheets with a corresponding charge in other expense, net, net in the condensed consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive loss.

As of October 31, 2023, the Company did not identify any credit losses on short-term investments. Realized gains and losses on the sale of short-term investments are determined on a specific identification method and are recorded in other expense, net in the consolidated statements of operations. For the three and nine months ended October 31, 2023, the realized gains or losses on the sale of short-term investments were not material.
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

3. Business Combinations

On June 2, 2023 (the "Closing"), the Company acquired all outstanding share capital of BluBracket, Inc. (“BluBracket acquisition”). BluBracket was a Palo Alto-based security startup that developed a code security solution that identifies, prevents, and resolves potential risks in source code, development environments, and pipelines. The Company expects that the BluBracket technology will enable our customers to have full visibility into their entire secrets inventory, complementing our Vault product offering. The aggregate purchase price was $25.1 million settled in cash (the "Purchase Price") of which the Company held back approximately $4.0 million for 14 months after the Closing and $0.2 million within one year following the Closing to satisfy indemnification obligations of BluBracket (the "Holdback"). As of October 31, 2023, $0.1 million of the remaining Holdback has been paid, $3.6 million is accrued as a current liability, and $0.5 million is accrued as a non-current liability in the condensed consolidated balance sheet. The purchase price excludes retention agreements entered into with certain employees of BluBracket, pursuant to which the Company will pay up to an aggregate of $5.0 million in cash (the “Retention Payments”). The vesting and payout of the Retention Payments is subject to continued employment and achievement of certain semi-annual milestones over two years following the Closing. The Retention Payment is recorded as post-combination compensation expense within research and development in the condensed consolidated statements of operations over the requisite service period. During the three and nine months ended October 31, 2023, the Company recognized compensation expense of $0.6 million and $1.0 million, respectively, related to the Retention Payment agreements.

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

The estimated fair value of developed technology and customer relationship acquired of $12.5 million and $1.0 million were determined using a replacement cost approach methodology, which is based on the cost that a market participant would incur to reconstruct a substitute asset of comparable utility and generate the acquired portfolio of customers, respectively. There were no measurement period adjustments during the reporting period ended October 31, 2023. The financial results of BluBracket are included in the Company's consolidated financial statements from the date of acquisition. The business combination did not have a material impact on the consolidated financial statements and therefore historical and pro forma disclosures have not been presented.

The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred. The Company incurred $0.5 million in acquisition-related costs which were recorded in general and administrative expense in the condensed consolidated statements of operations for the nine months ended October 31, 2023. There were no acquisition costs incurred in the three months ended October 31, 2023.

4. Goodwill and Acquisition-related Intangible Assets, Net

Goodwill

Goodwill as of October 31, 2023 was $12.3 million. No goodwill was recorded as of January 31, 2023. During the nine months ended October 31, 2023, changes in goodwill consisted of the following (in thousands):

Balance as of January 31, 2023	$—
BluBracket, Inc. (Note 3)	12,265
Balance as of October 31, 2023	$12,265

Acquisition-related Intangible Assets, Net

Acquisition-related intangible assets, net consisted of the following as of October 31, 2023 (in thousands except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,500	$1,042	$11,458	4.6
Customer relationship	$1,000	$139	$861	2.6

Acquired intangible assets are recorded at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of acquired developed technology was included in cost of cloud-hosted services in the condensed consolidated statements of operations and was $0.6 million and $1.0 million for the three and nine months ended October 31, 2023, respectively. Amortization expense of customer relationship was included in sales and marketing in the condensed consolidated statements of operations, and was not significant for the three and nine months ended October 31, 2023.

Estimated future amortization expense as of October 31, 2023 is as follows (in thousands):

Year ending January 31,	Amount
2024 (remaining three months)	$708
2025	2,833
2026	2,833
2027	2,612
2028	2,500
2029 and thereafter	833
Total	$12,319
5. Revenue and Performance Obligations

Disaggregation of revenue

The following table presents revenue by category (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$15,973	11%	$17,823	14%	$47,855	11%	$43,505	13%
Support	106,098	72	89,500	72	312,008	73	252,965	74
Cloud-hosted services	19,863	14	12,875	10	54,779	13	32,344	10
Total subscription revenue	141,934	97	120,198	96	414,642	97	328,814	97
Professional services and other	4,191	3	5,143	4	12,712	3	11,287	3
Total revenue	$146,125	100%	$125,341	100%	$427,354	100%	$340,101	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$102,365	70%	$91,503	73%	$300,979	70%	$247,695	73%
Rest of the world	43,760	30	33,838	27	126,375	30	92,406	27
Total	$146,125	100%	$125,341	100%	$427,354	100%	$340,101	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Balance, beginning of period	$293,441	$226,812	$302,244	$223,289
Deferred revenue billings including reclassification to deferred revenue from customer deposits	142,390	131,351	415,646	350,879
Recognition of revenue, net of change in unbilled accounts receivable*	(145,629)	(123,981)	(427,688)	(339,986)
Balance, end of period	$290,202	$234,182	$290,202	$234,182
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$145,629	$123,981	$427,688	$339,986
Increase (decrease) in total unbilled accounts receivable	496	1,360	(334)	115
Revenue reported per consolidated statements of operations	$146,125	$125,341	$427,354	$340,101

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of October 31, 2023 and January 31, 2023, unbilled accounts receivable of approximately $4.6 million and $4.9 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2023 and January 31, 2023, the Company had $678.2 million and $647.1 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of October 31, 2023 and January 31, 2023, the Company expected to recognize approximately 59% and 58%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	October 31, 2023	January 31, 2023
Within the next 12 months	$18,728	$22,657
After the next 12 months	3,445	4,042
Total	$22,173	$26,699

6. Short-term Investments

The following tables summarize the fair values of the Company’s short-term investments (in thousands):

	As of October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$277,357	$6	$(404)	$276,959
U.S. agency obligations	73,465	—	(146)	73,319
Corporate notes and bonds	100,611	4	(355)	100,260
Commercial paper	43,758	—	—	43,758
Certificates of deposit	31,529	—	—	31,529
Total short-term investments	$526,720	$10	$(905)	$525,825

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term investments with an unrealized loss at October 31, 2023, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore no allowance for expected credit losses was recorded as of October 31, 2023. Realized gains (losses) were not material for the three and nine months ended October 31, 2023.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of October 31, 2023
	Amortized Cost	Fair Value
Due within one year	$473,940	$473,254
Due after one year through three years	52,780	52,571
Total	$526,720	$525,825

7. Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of October 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	13,221	—	—	13,221
U.S. treasury securities	Level 2	19,847	—	—	19,847
Corporate notes and bonds	Level 2	995	—	—	995
Commercial paper	Level 2	9,675	—	—	9,675
Total assets measured at fair value included in cash and cash equivalents		$43,738	$—	$—	$43,738
Short-term Investments:
U.S. treasury securities	Level 2	$277,357	6	(404)	$276,959
U.S. agency obligations	Level 2	73,465	—	(146)	73,319
Corporate notes and bonds	Level 2	100,611	4	(355)	100,260
Commercial paper	Level 2	43,758	—	—	43,758
Certificates of deposit	Level 2	31,529	—	—	31,529
Total short-term investments		$526,720	$10	$(905)	$525,825
Total assets measured at fair value		$570,458	$10	$(905)	$569,563
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$321	$321
Total derivative instruments		—	—	321	321
Total liabilities measured at fair value		$—	$—	$321	$321

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$169,904	$—	$—	$169,904
Total cash and cash equivalents		169,904	—	—	169,904
Total assets measured at fair value		$169,904	$—	$—	$169,904

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

As of October 31, 2023, the declines in the market value of the Company's short-term investment portfolio were not driven by credit related factors. As of October 31, 2023, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until the entire principal has been recovered. Therefore, the Company did not recognize any losses on short-term investments due to credit related factors. As of October 31, 2023, the total unrealized losses on short-term investments were $0.9 million.

There were no transfers between fair value measurement levels during the nine months ended October 31, 2023.
8. Derivative Instruments and Hedging

In June 2023, the Company began entering into foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks. The Company’s derivative instruments generally have maturities of 12 months or less. The Company does not use derivative instruments for trading or speculative purposes.

As of October 31, 2023, the Company’s foreign currency forward contracts had an aggregate notional amount of $6.0 million.
The Company does not have collateral requirements with any of its counterparties. The following table summarizes the fair value of the Company’s derivative instruments on the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	Fair Value at October 31, 2023
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$321
Total derivative liabilities		$321

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Nine Months Ended October 31,
Beginning balance	$—
Net gains (losses) recognized in other comprehensive income	(483)
Net (gains) losses reclassified from AOCI to earnings	162
Ending balance	$(321)

As of October 31, 2023, net unrealized loss included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.3 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months. The effect of foreign currency forward contracts were not material to the condensed consolidated financials for the three and nine months ended October 31, 2023.

9. Balance Sheet Components

Other Assets, Non-Current

Other assets, non-current are comprised of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Property and equipment, net	$31,973	$24,594
Operating lease right-of-use assets	10,338	12,560
Other	1,108	902
Total other assets, non-current	$43,419	$38,056

Property and Equipment, Net

Property and equipment, net are included in other assets, non-current in the condensed consolidated balance sheets and are comprised of the following (in thousands):

	Estimated Useful life	As of
		October 31, 2023	January 31, 2023
Furniture and fixtures	5 years	$1,329	$1,292
Computers, equipment and software	3 years	580	581
Capitalized internal-use software development costs	5 years	38,038	25,817
Leasehold improvements	Shorter of useful life or lease term	5,563	5,138
Construction in progress		76	47
Total property and equipment		45,586	32,875
Less: accumulated depreciation and amortization		(13,613)	(8,281)
Property and equipment, net		$31,973	$24,594

Total depreciation and amortization expense for property and equipment for the three months ended October 31, 2023 and 2022 was $2.0 million and $1.2 million, respectively. Total depreciation and amortization expense for property and equipment for the nine months ended October 31, 2023 and 2022 was $5.4 million and $3.1 million, respectively.
The Company capitalized $4.1 million and $3.9 million in internal-use software development costs for the three months ended October 31, 2023 and 2022, and $12.2 million and $9.2 million for the nine months ended October 31, 2023 and 2022, respectively. Amortization expense associated with internal-use software development costs totaled $1.7 million and $0.9 million for three months ended October 31, 2023 and 2022, respectively, and $4.5 million and $2.3 million for the nine months ended October 31, 2023 and 2022.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Operating lease liabilities	$3,683	$3,380
Acquisition holdback, current	3,554	—
Accrued expenses	3,262	4,222
Sales tax payable	1,470	1,480
Accrued income taxes payable	920	1,081
Derivative liabilities	321	—
Total accrued expenses and other current liabilities	$13,210	$10,163
Accrued Compensation and Benefits
Accrued compensation and benefits are comprised of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Accrued commissions	$10,113	$16,932
Accrued vacation	22,078	20,614
Accrued payroll and withholding taxes	5,679	11,574
ESPP employee contributions	7,992	4,247
Accrued bonus	3,342	3,220
Other	2,769	2,041
Total accrued compensation and benefits	$51,974	$58,628

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended October 31,
	2023	2022
Beginning balance	$124,098	$89,331
Capitalization of contract acquisition costs	41,272	53,002
Amortization of deferred contract acquisition costs	(40,186)	(31,511)
Ending balance	$125,184	$110,822
Deferred contract acquisition costs, current	$45,508	$37,317
Deferred contract acquisition costs, non-current	79,676	73,505
Total deferred contract acquisition costs	$125,184	$110,822

There were no impairment losses recognized for deferred contract acquisition costs during the three and nine months ended October 31, 2023 and 2022.

Other Liabilities, Non-Current

The following table summarizes the activity of other liabilities, non-current (in thousands):

	As of
	October 31, 2023	January 31, 2023
Operating lease liabilities, non-current	$9,301	$12,093
Acquisition holdback, non-current	546	—
Accrued commissions, non-current	1,029	713
Total other liabilities, non-current	$10,876	$12,806
10. Leases

The Company leases office spaces under noncancelable operating lease agreements, which expire at various dates through 2028. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities. Operating lease cost for these leases is recognized on a straight-line basis over the lease term, with variable lease costs recognized in the period incurred. These lease agreements do not contain residual value guarantees or restrictive covenants.
Lease costs

Lease costs were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Short-term lease costs	$174	$39	$514	$184
Operating lease costs	878	878	2,634	2,634
Total lease costs	$1,052	$917	$3,148	$2,818

Variable lease cost was not significant for the three and nine months ended October 31, 2023 and 2022. There were no other lease components for the periods presented.

Lease term and discount rate information are summarized as follows:

As of October 31, 2023
Weighted average remaining lease terms (in years)	3.4
Weighted average discount rate	3.8%

Future lease payments under noncancelable operating leases on an undiscounted cash flow basis as of October 31, 2023 are as follows (in thousands):

Years Ending January 31,	Amount
2024 (remaining three months)	$1,012
2025	4,150
2026	3,734
2027	3,737
2028	1,277
Total minimum lease payments	13,910
Less imputed interest	(926)
Present value of future minimum lease payments	12,984
Less current lease liabilities	(3,683)
Operating lease liabilities, non-current	$9,301

Operating lease liabilities are included in accrued expenses and other current liabilities, and non-current lease liabilities are included in other liabilities, non-current, in the condensed consolidated balance sheets. There were no lease related operating right-of-use asset impairment losses in the three and nine months ended October 31, 2023 and 2022.

11. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of October 31, 2023 and January 31, 2023.
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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of October 31, 2023.
12. Common Stock and Stockholders' Equity

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	October 31, 2023	January 31, 2023
Options outstanding	8,011	9,315
Restricted stock units outstanding	13,491	11,588
Remaining shares available for future issuance under the 2021 Equity Incentive Plan ("2021 Plan")	25,231	21,466
2021 Employee Stock Purchase Plan ("ESPP")	4,481	3,008
Total	51,214	45,377

Stock Options

The following table summarizes stock option activity for the 2021 Plan (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance as of January 31, 2023	9,315	$1.92	4.6	$281,837
Stock options exercised	(1,286)	2.29		33,922
Stock options cancelled/forfeited/expired	(18)	22.39
Balance as of October 31, 2023	8,011	1.82	3.8	143,570
Exercisable as of October 31, 2023	7,984	$1.75	3.8	$143,442

The total grant-date fair value of stock options vested was $1.0 million and $3.8 million during the nine months ended October 31, 2023 and 2022.

The total intrinsic value of options exercised during the nine months ended October 31, 2023 and 2022 were $33.9 million and $74.1 million, respectively.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2023	11,588	$42.48
RSUs granted	7,679	$28.92
RSUs released	(3,855)	$34.77
RSUs cancelled	(1,921)	$37.53
Outstanding and unvested at October 31, 2023	13,491	$37.66

The total grant-date fair value of RSUs vested was $134.0 million and $105.1 million during the nine months ended October 31, 2023 and 2022.

Employee Stock Purchase Plan

A total of 4,480,939 shares of Class A common stock are available for future issuance under the ESPP as of October 31, 2023. For the nine months ended October 31, 2023 and 2022, the Company recognized $9.6 million and $9.1 million of stock-based compensation expense related to the ESPP, respectively. As of October 31, 2023, unrecognized stock-based compensation expense related to the ESPP was approximately $12.2 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

ESPP employee payroll contributions accrued as of October 31, 2023 were $8.0 million and are reported within accrued compensation and benefits in the consolidated balance sheets. Payroll contributions accrued as of October 31, 2023 will be used to purchase shares at the end of the current purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of support	$2,411	$2,152	$7,511	$6,332
Cost of cloud-hosted services	601	792	1,767	2,118
Cost of professional services and other	734	722	1,947	2,102
Sales and marketing	13,923	15,398	41,365	44,212
Research and development	12,674	14,988	37,347	40,233
General and administrative	13,423	12,658	40,111	40,375
Stock-based compensation expense, net of amounts capitalized	$43,766	$46,710	$130,048	$135,372
Capitalized stock-based compensation	1,230	1,254	3,685	3,042
Total stock-based compensation expense	$44,996	$47,964	$133,733	$138,414

As of October 31, 2023 and 2022, total unrecognized stock-based compensation expense related to RSUs was approximately $376.4 million and $389.1 million, respectively, which are expected to be recognized over a weighted-average period of approximately 2.9 years and 2.9 years, respectively.

As of October 31, 2023, and 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.3 million and $2.1 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.0 year and 1.3 years, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(39,473)	$(71,958)	$(159,046)	$(224,939)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	194,600	187,080	192,693	185,124
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(0.38)	$(0.83)	$(1.22)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Outstanding stock options and restricted stock units	21,502	22,233	21,502	22,233
Share purchase rights under the ESPP	1,205	1,491	1,077	1,239
Total	22,707	23,724	22,579	23,472

14. Reduction In Workforce and Related Charges
On June 7, 2023, the Company announced a workforce reduction plan impacting approximately 8% of the Company’s workforce. The workforce reduction plan was intended to increase operational efficiency, decrease costs and increase profitability. As of October 31, 2023, the Company has substantially completed the reduction plan.
During the nine months ended October 31, 2023, the Company incurred $7.3 million of charges related to the plan, consisting of $6.1 million of employee severance, $0.3 million in payroll taxes, and $0.9 million in other plan-related charges. These charges were recorded within the condensed consolidated statements of operations, of which, $4.4 million was recorded in sales and marketing, $1.7 million in research and development, and $0.6 million in general and administrative. The remaining $0.6 million was recorded in cost of revenues. The $7.3 million of cash charges described above were offset by a $2.1 million benefit in stock-based compensation expense, primarily due to reversal of stock-based compensation for amounts that were not vested under the terms and conditions of the original award. During the three months ended October 31, 2023 we incurred immaterial charges related to the plan. As of October 31, 2023, the reduction in workforce liability accrued but not paid is not material.

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

The Company recorded income tax expenses of $0.5 million and $0.7 million for the nine months ended October 31, 2023 and 2022, respectively. The tax expense for the nine months ended October 31, 2023 included a partial release of valuation allowance, of which $0.5 million tax benefit was directly related to the acquisition of BluBracket, Inc. In connection with the BluBracket acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the nine months ended October 31, 2023, the Company released a total of $0.5 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the nine months ended October 31, 2023 was primarily due to foreign and US state income tax expense.

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

HCP customers use our offering on a consumption-based model, or purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption and revenue from them is recognized based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we typically recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.

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

We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of October 31, 2023 and 2022, our last four-quarter average net dollar retention rate was 119% and 134%, respectively.
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

We intend to drive paid customer growth through strategic targeted investments in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of October 31, 2023, we served over 4,300 customers spanning organizations of a broad range of sizes and industries, compared to over 3,600 as of October 31, 2022 (subsequent to the issuance of our Form 10-K for the fiscal year ended January 31, 2023, we identified an immaterial error in the calculation of our total customers count related to our self-service, or "pay as you use," customers, which we have corrected accordingly). We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of October 31, 2023, 472 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers the annual value of their last month’s spend. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of October 31, 2023 and 2022, our last four-quarter average net dollar retention rate was 119% and 134% respectively.
Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended October 31, 2023 and 2022, HCP subscription revenue was $19.9 million and $12.9 million, respectively. For the nine months ended October 31, 2023 and 2022, HCP subscription revenue was $54.8 million and $32.3 million.

Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June, 2022, launch of HCP Consul in October, 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and, as of October 31, 2023, 46% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally

We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended October 31, 2023 and 2022, 30% and 27% of our revenue, respectively, was generated by customers outside of the United States. For the nine months ended October 31, 2023 and 2022, 30% and 27% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	October 31, 2023		January 31, 2023
	(dollars in millions)
Total customers	4,354		3,870	(3)
Total customers with $100,000 or greater ARR	877		798
Subscription revenue from HCP (and its predecessor cloud offerings)	$54.8	(1)	$46.9	(1)
GAAP Remaining Performance Obligations (RPOs)	$678.2		$647.1
Non-GAAP RPOs(2)	$700.4	(2)	$673.8

(1)Represents subscription revenue for the nine months ended October 31, 2023 and for the twelve months ended January 31, 2023
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our monthly, or consumption-based customers, the annual value of their last month’s spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 89% of revenue for the three months ended October 31, 2023 and 2022. Customers with $100,000 or greater ARR represented 89% and 88% of revenue for the nine months ended October 31, 2023 and 2022, respectively.
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

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of October 31, 2023 and January 31, 2023, our RPOs were $678.2 million, and $647.1 million, respectively. As of October 31, 2023, we expect to recognize approximately 59% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of October 31, 2023 and January 31, 2023, non-GAAP RPOs were $700.4 million and $673.8 million, respectively. As of October 31, 2023, we expect to recognize 60% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our GAAP RPOs to our non-GAAP RPOs for the periods presented (in thousands):

	As of
	October 31, 2023	January 31, 2023
GAAP RPOs
GAAP short-term RPOs	$402,056	$375,072
GAAP long-term RPOs	276,168	271,992
Total GAAP RPOs	$678,224	$647,064
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$18,728	$22,657
Customer deposits expected to be recognized after the next 12 months	3,445	4,042
Total customer deposits	$22,173	$26,699
Non-GAAP RPOs
Non-GAAP short-term RPOs	$420,784	$397,729
Non-GAAP long-term RPOs	279,613	276,034
Total Non-GAAP RPOs	$700,397	$673,763

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Nine Months Ended October 31,
	2023	2022
GAAP net cash used in operating activities	$(21,137)	$(86,040)
Add: purchases of property and equipment	(491)	(140)
Add: capitalized internal-use software	(8,536)	(6,174)
Free cash flow outflow	$(30,164)	$(92,354)
GAAP net cash used in operating activities as a percentage of revenue	(5)%	(25)%
Free cash flow outflow as a % of revenue	(7)%	(27)%

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, and amortization of premiums and accretion of discounts on short-term investments.

Other Expense, Net

Other expense, net, consists primarily of gains and losses from foreign currency transactions, and realized gains and losses on short-term investments.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	$15,973	$17,823	$47,855	$43,505
Support	106,098	89,500	312,008	252,965
Cloud-hosted services	19,863	12,875	54,779	32,344
Total subscription revenue	141,934	120,198	414,642	328,814
Professional services and other	4,191	5,143	12,712	11,287
Total revenue	146,125	125,341	427,354	340,101
Cost of revenue:
Cost of license	293	393	1,376	1,146
Cost of support	13,356	12,149	44,503	35,259
Cost of cloud-hosted services	7,692	5,849	22,339	16,378
Total cost of subscription revenue	21,341	18,391	68,218	52,783
Cost of professional services and other	4,264	4,157	13,509	10,694
Total cost of revenue	25,605	22,548	81,727	63,477
Gross profit	120,520	102,793	345,627	276,624
Operating expenses:
Sales and marketing	87,320	92,872	279,019	260,798
Research and development	54,349	53,887	168,504	148,947
General and administrative	34,424	33,372	104,083	101,278
Total operating expenses	176,093	180,131	551,606	511,023
Loss from operations	(55,573)	(77,338)	(205,979)	(234,399)
Interest income	16,765	8,584	48,045	13,126
Other expense, net	(407)	(2,882)	(632)	(2,922)
Loss before income taxes	(39,215)	(71,636)	(158,566)	(224,195)
Provision for income taxes	258	322	480	744
Net loss	$(39,473)	$(71,958)	$(159,046)	$(224,939)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue:
Cost of support	$2,411	$2,152	$7,511	$6,332
Cost of cloud-hosted services	601	792	1,767	2,118
Total cost of subscription revenue	3,012	2,944	9,278	8,450
Cost of professional services and other	734	722	1,947	2,102
Total cost of revenue	3,746	3,666	11,225	10,552
Sales and marketing	13,923	15,398	41,365	44,212
Research and development	12,674	14,988	37,347	40,233
General and administrative	13,423	12,658	40,111	40,375
Total stock-based compensation expense, net of amounts capitalized	$43,766	$46,710	$130,048	$135,372

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	11%	14%	11%	13%
Support	72	72	74	74
Cloud-hosted services	14	10	13	10
Total subscription revenue	97	96	98	97
Professional services	3	4	2	3
Total revenue	100	100	100	100
Cost of revenue:
Cost of support	10	10	11	11
Cost of cloud-hosted services	5	5	5	5
Total cost of subscription revenue	15	15	16	16
Cost of professional services	3	3	3	3
Total cost of revenue	18	18	19	19
Gross profit	82	82	81	81
Operating expenses:
Sales and marketing	60	74	65	76
Research and development	37	43	39	44
General and administrative	24	27	24	30
Total operating expenses	121	144	130	150
Loss from operations	(38)	(62)	(49)	(69)
Interest income	12	7	12	4
Other expenses, net	-	(2)	-	(1)
Loss before income taxes	(27)	(57)	(37)	(66)
Provision for income taxes	—	—	—	—
Net loss	(27)%	(57)%	(37)%	(66)%

Comparison of Three Months Ended October 31, 2023 and 2022
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Revenue:
License	$15,973	$17,823	$(1,850)	(10)%
Support	106,098	89,500	16,598	19%
Cloud-hosted services	19,863	12,875	6,988	54%
Total subscription revenue	141,934	120,198	21,736	18%
Professional services and other	4,191	5,143	(952)	(19)%
Total revenue	$146,125	$125,341	$20,784	17%

Subscription revenue increased by $21.7 million, or 18%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $11.6 million for the three months ended October 31, 2023, as we increased our customer base by 19% from October 31, 2022, to October 31, 2023. The remaining $10.1 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 119% for the trailing four quarters ended October 31, 2023.
Professional services revenue decreased by $1.0 million, or 19%, for the three months ended October 31, 2023 compared to the same period of the prior year. The decrease is attributable to a $2.0 million decrease related to revenue recognized from a resale contract commitment for the three months ended October 31, 2022, offset by a $1.2 million increase related to delivery of professional services.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Cost of revenue:
Cost of license	$293	$393	$(100)	(25)%
Cost of support	13,356	12,149	1,207	10%
Cost of cloud-hosted services	7,692	5,849	1,843	32%
Total cost of subscription revenue	21,341	18,391	2,950	16%
Cost of professional services and other	4,264	4,157	107	3%
Total cost of revenue	$25,605	$22,548	$3,057	14%

	Three Months Ended October 31,
	2023	2022
Gross margin
License	98%	98%
Support	87%	86%
Cloud-hosted services	61%	55%
Total subscription margin	85%	85%
Professional services and other	(2)%	19%
Total gross margin	82%	82%

Cost of subscription revenue increased by $3.0 million, or 16%, for the three months ended October 31, 2023 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $0.7 million due to increases in headcount in our customer support organization and cloud hosted service organization. The increase in cost of subscription revenue was also attributable to a $1.1 million increase in amortization of internal-use software, a $0.6 million increase in amortization of acquired developed technology, and a $0.5 million increase in software expenses.
Cost of professional services increased by $0.1 million, or 3%, for the three months ended October 31, 2023 compared to the same period of the prior year. The increase in cost of professional services was mainly driven by a $0.2 million increase in professional services provided.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Sales and marketing	$87,320	$92,872	(5,552)	(6)%

Sales and marketing expenses decreased by $5.6 million, or 6%, for the three months ended October 31, 2023 compared to the same period of the prior year. The decrease was primarily driven by a $5.2 million decrease in employee-related costs, which is primarily attributable to a 17% decrease in headcount. There was a $4.0 million decrease in payroll, commission, and benefits, and a $1.5 million decrease in stock-based compensation expense. Travel and entertainment expenses decreased by $0.9 million, which was offset by $0.6 million higher software costs.
Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Research and development	$54,349	$53,887	462	1%

Research and development expenses increased by $0.5 million, or 1%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily driven by a $0.4 million net increase in employee-related costs.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
General and administrative	$34,424	$33,372	1,052	3%

General and administrative expenses increased by $1.1 million, or 3%, for the three months ended October 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $0.6 million increase in employee-related costs which includes a $0.8 million increase in stock-based compensation offset by a $0.1 million decrease in payroll expenses. The remaining increase includes a $0.3 million increase in software expense, and a $0.2 million increase in professional services.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Interest income	$16,765	$8,584	8,181	95%

Interest income increased by $8.2 million, or 95%, for the three months ended October 31, 2023 compared to the same period of the prior year. The increase was attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Expense, Net
The following table presents other expense, net (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Other expense, net	$(407)	$(2,882)	2,475	(86)%

Other expense, net, decrease by $2.5 million, or (86)%, for the three months ended October 31, 2023 compared to the same period of the prior year. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2023	2022	$	%
Provision for income taxes	$258	$322	(64)	(20)%

Provision for income taxes decreased by $0.1 million, or (20)%, for the three months ended October 31, 2023 compared to the same period of the prior year, primarily due to income in foreign tax jurisdictions. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Comparison of Nine Months Ended October 31, 2023 and 2022

Revenue

The following table presents revenue by type (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Revenue:
License	$47,855	$43,505	$4,350	10%
Support	312,008	252,965	59,043	23%
Cloud-hosted services	54,779	32,344	22,435	69%
Total subscription revenue	414,642	328,814	85,828	26%
Professional services and other	12,712	11,287	1,425	13%
Total revenue	$427,354	$340,101	$87,253	26%

Subscription revenue increased by $85.8 million, or 26%, for the nine months ended October 31, 2023 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $34.7 million for the nine months ended October 31, 2023, as we increased our customer base by 19% from October 31, 2022, to October 31, 2023. The remaining $51.1 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 119% for the trailing four quarters ended October 31, 2023.

Professional services revenue increased by $1.4 million, or 13%, for the nine months ended October 31, 2023 compared to the same period of the prior year. This was primarily attributable to a $4.9 million increase in professional service revenue due to increased delivery of professional services and the completion of certain professional services projects. The increase is offset by a $3.5 million decrease related to a revenue recognized from a resale contract commitment for the nine months ended October 31, 2022.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Cost of revenue:
Cost of license	$1,376	$1,146	$230	20%
Cost of support	44,503	35,259	9,244	26%
Cost of cloud-hosted services	22,339	16,378	5,961	36%
Total cost of subscription revenue	68,218	52,783	15,435	29%
Cost of professional services and other	13,509	10,694	2,815	26%
Total cost of revenue	$81,727	$63,477	$18,250	29%

	Nine Months Ended October 31,
	2023	2022
Gross margin
License	97%	97%
Support	86%	86%
Cloud-hosted services	59%	49%
Total subscription margin	84%	84%
Professional services and other	(6)%	5%
Total gross margin	81%	81%

Cost of subscription revenue increased by $15.4 million, or 29%, for the nine months ended October 31, 2023 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $11.2 million due to increase in headcount in our customer support organization and cloud hosted service organization. These employee-related expenses include a $0.8 million increase related to stock-based compensation expense. The increase in cost of subscription revenue was also attributable to a $0.7 million increase in spending on software and external services, a $2.5 million increase in amortization of internal-use software, and a $1.0 million increase in amortization of acquired developed technology.

Cost of professional services increased by $2.8 million, or 26%, for the nine months ended October 31, 2023 compared to the same period of the prior year. The increase in cost of professional services was driven by a $2.6 million increase in employee-related expenses due to higher headcount.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Sales and marketing	$279,019	$260,798	18,221	7%

Sales and marketing expenses increased by $18.2 million, or 7%, for the nine months ended October 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $13.6 million net increase in employee-related costs, which includes a $8.6 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue, a $4.6 million increase in severance expense, a $3.0 million increase in payroll expense, offset by a $2.8 million decrease in commissions. The remaining increase is attributable to a $3.0 million increase in marketing expenses, a $1.1 million increase in software expenses, a $0.3 million increase in company events, and a $0.2 million increase in travel expenses.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Research and development	$168,504	$148,947	19,557	13%

Research and development expenses increased by $19.6 million, or 13% for the nine months ended October 31, 2023 compared to the same period of the prior year, as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $22.7 million net increase in employee-related costs, which is mainly attributable to a $21.9 million increase in payroll and benefit expenses due to the increase in headcount from October 31, 2022 to October 31, 2023, a $1.3 million increase in severance, and a $1.0 million increase in post combination compensation from the BluBracket acquisition, offset by a $2.4 million decrease in stock-based compensation expense due to forfeitures. The increase in employee-related costs is offset by a $1.7 million decrease in facility expense, a $0.5 million decrease in professional services, and a $0.3 million decrease in software expenses.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
General and administrative	$104,083	$101,278	2,805	3%

General and administrative expenses increased by $2.8 million, or 3%, for the nine months ended October 31, 2023 compared to the same period of the prior year. The increase was primarily driven by a $1.1 million net increase in employee-related costs due to increases in general and administrative headcount from October 31, 2022, prior to the reduction in workforce in the quarter ended July 31, 2023, which is mainly attributable to a $0.7 million increase in payroll expense, a $0.5 million increase in severance, offset by a $0.3 million decrease in stock-based compensation expense. The remainder of the increase was attributable to a $1.1 million increase in software expenses, and a $0.5 million increase in company events.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Nine Months Ended October 31, 2023		Change
	2023	2022	$	%
Interest income	$48,045	$13,126	34,919	266

Interest income increased by $34.9 million, or 266% for the nine months ended October 31, 2023 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Expense, Net

The following table presents other expense, net (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Other expense, net	$(632)	$(2,922)	2,290	(78)%

Other expense, net, decreased by $2.3 million for the nine months ended October 31, 2023 compared to the same period of the prior year. The changes were primarily due to foreign currency losses on our cash balances in foreign jurisdictions due to movements of the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2023	2022	$	%
Provision for income taxes	$480	$744	(264)	(35)%

Provision for income taxes decreased by $0.3 million, or (35)%, for the nine months ended October 31, 2023 compared to the same period of the prior year. The changes were primarily due to a partial release of valuation allowance, of which $0.5 million tax benefit was directly related to the acquisition of BluBracket, Inc. In connection with the BluBracket acquisition, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the nine months ended October 31, 2023, we released a total of $0.5 million of its U.S. valuation allowance. We continue to maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources

As of October 31, 2023, we had cash, cash equivalents, and short-term investments of $1,255.7 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. Our short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $939.4 million as of October 31, 2023. We expect to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(21,137)	$(86,040)
Net cash used in investing activities	$(548,073)	$(6,314)
Net cash provided by financing activities	$12,902	$11,434

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

Net cash used in operating activities during the nine months ended October 31, 2023 was $21.1 million, which resulted from a net loss of $159.0 million, adjusted for non-cash charges of $129.9 million and net cash inflow of $8.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $130.0 million for stock-based compensation expense, $6.6 million for depreciation and amortization expense, and $2.2 million for non-cash operating lease costs, offset by $8.5 million for accretion of discounts on investments and $0.5 million for deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $54.1 million decrease in accounts receivable due to lower billings and timing of collections from our customers. The cash inflow was offset by a $1.1 million increase in deferred contract acquisition costs, and a $6.6 million decrease in accounts payable due to timing of payments to our vendors, a $12.0 million decrease in deferred revenue due to higher recognition of revenue and lower billings, a $11.8 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $6.7 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $4.5 million decrease in customer deposits, and a $3.4 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities and franchise tax.

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

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2023 of $548.1 million was due to a $691.2 million cash outflow in purchases of short-term investments, a $20.9 million cash outflow in a business combination, and a $8.5 million outflow in capitalized internal-use software for our cloud platform, offset by a $146.7 million and $26.4 million cash inflows from maturities and sales of investments, respectively.

Net cash used in investing activities during the nine months ended October 31, 2022 of $6.3 million was primarily attributable to $6.2 million capitalized internal-use software for our cloud platform.

Financing Activities

Net cash provided by financing activities of $12.9 million during the nine months ended October 31, 2023 was due to $10.2 million proceeds from stock purchased by employees under the employee stock purchase plan, and $2.9 million proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.

Net cash provided by financing activities of $11.4 million during the nine months ended October 31, 2022 was due to $8.5 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $3.2 million proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the nine months ended October 31, 2023 as compared to those discussed in our fiscal 2023 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of October 31, 2023, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data" of the fiscal 2023 Form 10-K and Note 11. Commitments and Contingencies in this Quarterly Report on Form 10-Q.

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
•Our business and operations have experienced periods of rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
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
•We adopted a new license for our free community edition products in August 2023 that places certain limits on competitive use, but the permissive rights under our open source licenses prior to the change makes it possible for third parties to offer and build upon open source versions of our products as they existed when we made the license change. Those competing versions could make it relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.
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
•Selling our HCP cloud offerings into large enterprises and regulated industries will require an ever-increasing level of features and compliance capabilities to satisfy customer requirements. Our inability to meet those requirements could limit the revenue growth we achieve from our cloud offerings.
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
•Uncertainty regarding ongoing hostility between Russia and Ukraine, the conflict in Israel and Gaza, and the related impact on macroeconomic conditions as a result of such conflict, could adversely impact our business.
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

Our business and operations have experienced periods of rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced periods of rapid growth and increased demand for our offerings. Our total revenues for the three months ended October 31, 2023 and 2022 were $146.1 million and $125.3 million, respectively, representing an annual growth rate of 17% from third quarter of fiscal 2023 to fiscal 2024. Our total revenues for the nine months ended October 31, 2023 and 2022 were $427.4 million and $340.1 million, respectively, representing an annual growth rate of 26% from second quarter of fiscal 2022 to fiscal 2023. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

In addition, our growth and the complexity of our multi-product business may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market or business, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of net losses and may not be able to achieve or sustain profitability or positive cash flows in the future, or as quickly as we expect. If we cannot achieve or sustain profitability or positive cash flows, or are slow to do so, our business, financial condition, and results of operations may suffer.

We incurred a net loss of $39.5 million, and $72.0 million for the three months ended October 31, 2023 and 2022, respectively. We incurred a net loss of $159.0 million, and $224.9 million for the nine months ended October 31, 2023 and 2022, respectively. We had an accumulated deficit of $939.4 million as of October 31, 2023 and $780.4 million as of January 31, 2023. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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

We adopted a new license for our free community edition products in August 2023 that places certain limits on competitive use, but the permissive rights under our open-source licenses prior to the change makes it possible for third parties to offer and build upon open-source versions of our products as they existed before the license change. Those competing versions could make it relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.

Prior to August 2023, we licensed our free community products under the Mozilla Public License, which allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software and share certain source code components in modified or unmodified form and use it to build products that compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open-source and source-available software. Under our historical Mozilla Public License, it is possible for competitors and new entrants to develop their own software, including software based on open-source or our products, and for public cloud operators to expand their offerings to compete directly with ours, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, a new or existing competitor may dedicate its developers to building competing offerings based on open-source and source-available software provided by us or third parties, and such offerings may reduce the demand for our offerings.

In August 2023, we changed the license for future versions of our free community software to the Business Source License, which is a source available license that also includes certain restrictions on using the community products to compete with our commercial offerings. However, that change does not prevent others from building competitive products using the versions that were released before the license change, and it does not restrict all forms of competition. We cannot guarantee we will be able to compete successfully against current and future competitors that use the source available nature of our products to compete against us, or that we will be able to effectively enforce licensing restrictions on the competitive use of our source available community versions, or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins, or loss of market share, any of which would harm our business, financial condition, results of operations, and cash flows.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.

We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 85% of our revenues for the nine months ended October 31, 2023 and 2022, respectively, we believe that our emerging and community products represent a significant growth opportunity. However, we believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further to cloud models, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
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

We generally target large enterprise customers. Sales to large enterprise customers carry risks that may not be present or exceed those associated with smaller entities, such as longer sales cycles, more complex and demanding customer requirements and contract negotiations, substantial upfront sales costs, and less predictability in completing sales. For example, enterprise customers may require considerable time to evaluate and test our solutions and those of our competitors before making a purchase decision and placing an order. Multiple factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, economic pressure or uncertainty that prompts customers to seek cost savings on software purchases, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand integration services and pricing negotiations, with no guarantee they will deploy our products widely across their organization.

Selling our HCP cloud offerings into large enterprises and regulated industries will require an ever-increasing level of features and compliance capabilities to satisfy customer requirements. Our inability to meet those requirements could limit the revenue growth we achieve from our cloud offerings.

Expanding market share for our cloud platform is a high priority for our long-term revenue growth. We continue to make substantial investments in our HCP cloud platform to provide the full range of features, capabilities, and certifications that large enterprises and heavily regulated business often require of cloud vendors. Our ability to sell our HCP offerings into those enterprises will depend on their comfort levels with the features and compliance capabilities of our cloud platform. If we are unable to meet those requirements or keep up with new ones, we may not achieve our growth plans for our cloud offerings, which would have a negative impact on our cloud revenue and, ultimately, our long-term growth rates.
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

We also have incorporated artificial intelligence, or AI, features into certain of our offerings, and may continue to incorporate additional AI features into our offerings in the future. The use of AI may result in security incidents and our integration of AI and the use of AI features by our customers, and the use of AI solutions and offerings by our personnel, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. In addition, our products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our platform and products are insecure, underperforming, or unreliable. We also provide frequent updates and fundamental enhancements to our platform and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our products may not be sufficient to ensure we detect any such defects in a timely manner. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs.

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

We believe that developing and maintaining widespread awareness of our brand, especially with practitioners, is critical to achieving widespread acceptance of our products and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. Changes to our business practices may cause our brand to be viewed negatively by the practitioner community. For example, in August 2023, we announced that we changed our source code license to Business Source License v1.1 on all future releases of our core products, which may be viewed less favorably by practitioners. If we do not successfully maintain and enhance our brand, including any unauthorized misuse of our brand, we may have reduced pricing power relative to our competitors, we could lose customers, or we could fail to attract potential new customers or expand sales to our existing customers, all of which could materially and adversely affect our business, results of operations, and financial condition.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 30% and 27% of our revenue outside of the United States for the three months ended October 31, 2023, and 2022, respectively. We generated 30 and 27% of our revenue outside of the United States for the nine months ended October 31, 2023, and 2022, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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

The use of AI in our offerings and in our business may result in reputational harm or liability.

We have incorporated and may continue to incorporate additional AI features into our offerings, including those based on large language models, and these features may become more important to our operations or to our future growth over time. We expect to rely on AI features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI features. Our competitors or other third parties may incorporate AI into their offerings and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses or recommendations that AI features assist in producing are or are alleged to be deficient, inaccurate or biased, or for such content, analyses, recommendations, or for such solutions or features or their development or deployment, including the collection, use, or other processing of data used to train or create such AI features, to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our reputation may be harmed and our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.

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

Operating as a hybrid remote company may make it difficult for us to preserve our corporate culture, have a negative impact on workforce morale and productivity, and harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
We have largely been a remote company since incorporation. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, because the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss and disrupt our business operations. There is no guarantee that our data security and privacy safeguards will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.

Operating a hybrid work environment may make it more difficult for us to preserve our corporate culture, and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that many employees working remotely will not have a negative impact on workforce morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Additionally, working in a hybrid remote company allows employees to move freely while undertaking their work responsibilities. On occasion, employees have and may continue to fail to inform us of changes to their work location in a timely manner. Conducting business in certain geographies may expose use to risks associated with that location, including compliance with local laws and regulations or exposure to compromised internet infrastructure. If employees fail to inform us of changes in their work location, we may be exposed to various risks without our knowledge. For example, if employees create intellectual property on our behalf while residing in a jurisdiction with weak or uncertain intellectual property laws, our ownership of such intellectual property may be questioned. Similarly, if employees access our resources through unsecured internet infrastructure, they may expose us to a heightened risk of data theft or cyberattack.
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
Like many software companies, we transact many of our sales late in each quarter. For our self-managed offerings, this timing can affect our revenue recognition because delivery of the software is a prerequisite to recognizing revenue under applicable software accounting rules. If we are unable to deliver our software to a new customer before the quarter ends, we cannot recognize any revenue from the sale during the quarter in which the customer placed its order. Instead, we must wait until the quarter in which we actually delivered the software to begin recognizing revenue. In quarters where we have a high volume of late-quarter sales, we may be unable to sign or process a significant number of the orders we receive or deliver the purchased software before the quarter ends. As a result, we may need to prioritize some orders over others and wait until the following quarter to recognize revenue for those orders we are unable to complete on time. In such cases, we will not be able to recognize as much revenue for the quarter as we otherwise would have if we had processed and delivered software for all orders we received before the quarter ended, which may lower our revenue results for the quarter. This in turn may harm our business by consistently underreporting our quarterly revenues to investors.
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

We develop our products in a source available software environment, which could negatively affect our ability to sell our offerings, or make it easier for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.

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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already amended and expanded the CCPA with a new law, the California Privacy Rights Act of 2020, or CPRA, which came into effect as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that has gone, or will go, into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will go into effect in 2024; Delaware Iowa, and Tennessee have enacted similar legislation that will go into effect in 2025; and Indiana has enacted similar legislation that will go into effect in 2026. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability
Internationally, we or our customers must comply with the data security, privacy, and data protection requirements of each of the jurisdictions we operate in. Within the European Union, the European General Data Protection Regulation, or the GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use)

of certain personal data. The GDPR imposes substantial obligations and risk upon our business. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We may be required to incur substantial expense and to make significant changes to our business operations in an effort to comply with the obligations imposed by the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR lacks a long enforcement history, we are unable to predict fully how the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce, to which we have self-certified, was invalidated by the Court of Justice of the European Union, or CJEU, on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses, or the UK SCCs, that became effective as of March 21, 2022, and which are required to be implemented. The United States and European Union announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework, or EU-U.S. DPF, on March 25, 2022. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities, including us. The CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer, including the EU-U.S. DPF, may be subject to challenges, future reviews, suspension, amendment, repeal, or limitations, and may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.
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

Further, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We expect that the requirements of these regulations will continue to increase our legal, accounting, and financial compliance costs and make certain activities more difficult, time-consuming, and costly. As of January 31, 2022, we were required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Our independent registered public accounting firm must also formally attest to the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2023, our executive officers and directors and their affiliates together hold and/or control approximately 41% of the voting power of our outstanding common stock, and Armon Dadgar and Mitchell Hashimoto, our co-founders, together hold and/or control approximately 31% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

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

Further, as of October 31, 2023, up to 5,468,918 shares of our Class B common stock and up to 16,033,096 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 29,712,721 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

On September 7, 2023, Armon Dadgar, our Co-Founder, Chief Technology Officer and Director, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 1,029,830 shares of our common stock by Mr. Dadgar and his affiliated entities, the Armon Dadgar 2020 Charitable Trust and Black Swan III LLC. The actual amount sold will be less based on tax withholdings. The plan will terminate on December 31, 2024, subject to early termination for certain specified events set forth in the plan.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the third quarter.

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.2	12/13/2021
10.1*	Offer Letter between the Company and Susan St. Ledger
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: December 7, 2023	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2023	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)