Form 10-K
period 2024-01-31
HashiCorp, Inc.
filed 2024-03-21
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $29.61 for shares of the registrant’s Class A common stock on July 31, 2023 (the last business day of the registrant's second fiscal quarter), as reported by the Nasdaq Global Select Market on such date, was approximately $3.1 billion.
As of March 14, 2024 the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 126,447,252 and 73,097,984, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

HashiCorp, Inc.
Form 10-K
For the Fiscal year Ended January 31, 2024

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
We have deliberately built our products using an open-core software development model. All of our products are developed as open-source projects, with large communities of users, contributors, and partners collaborating on their development. We sell proprietary, commercial software that builds on our open-source products with additional enterprise capabilities. Our products are available in a non-commercial form for users to download, learn, and adopt, leading to market standardization of our products. Developers now play a larger role in deciding which technology is used within the companies for which they work, and this broad community engagement assists our go-to-market strategy by enabling technical knowledge and adoption inside our customers’ organizations. As a result, our products are ubiquitous in the largest enterprises. Our products have been downloaded and are used in 85% of the Fortune 500 as of January 31, 2024.
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
Our open-core software development model and sales efforts are further strengthened by our ecosystem of partners. Our partners, including cloud service providers and independent software vendors, or ISVs, build direct integrations for our mutual customers, playing a critical role in amplifying the reach and access of our products. We partner with global and regional systems integrators and resellers to facilitate transactions and provide scalable service engagements to ensure successful customer implementations. Chief Information Officers, or CIOs, as key IT deployment decision makers at many enterprises, standardize on our platform over time as they build their cloud adoption strategies and programs around their chosen cloud vendors and HashiCorp in concert with their cloud service providers of choice and existing ISVs. Enabling users to work within their existing infrastructure vendors creates a strong network effect with our products. We had over 3,900 providers and integrations and more than 1060 partners, including over 320 ISVs, as of January 31, 2024, and these numbers continue to grow as we become mission critical to our customers and increasingly integral to their entire ecosystem.
The combination of our open-core, self-service, direct sales, and partner ecosystem components enables our powerful adopt, land, expand, and extend motion. Our open-source engagement and self-serve cloud model help us identify and accelerate initial product adoption and use cases. This broad footprint then allows our enterprise sales teams to target and sign these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. Importantly, the multiple capabilities of our deep product portfolio allow us to extend our reach by cross-selling additional products to customers. Our adopt, land, expand, and extend motion affords us many growth opportunities within our customer base as we focus our go-to-market strategy on developing and cultivating long-term customer relationships. As of January 31, 2024 and 2023 our last four-quarter average net dollar retention rates were 115% and 131%, respectively. We are still in the early stages of our expansion and extension journey with our customers. Our focus on winning lighthouse accounts in the Forbes Global 2000 accelerates our practitioner adoption by adding new users and driving partners to integrate our ecosystem, creating a powerful flywheel helping to drive our business.
Our transformative technologies, open-source reach, and market leadership have led us to experience rapid growth. We had 897, 798, and 655 customers with $100,000 or greater annual recurring revenue, or ARR as of January 31, 2024, 2023, and 2022 respectively. We served over 480 of the Forbes Global 2000 companies as of January 31, 2024. Our revenue was $583.1 million, $475.9 million, and $320.8 million for the fiscal year ended January 31, 2024, or fiscal 2024, the fiscal year ended January 31, 2023, or fiscal 2023, and the fiscal year ended January 31, 2022, or fiscal 2022, respectively, representing period-over-period growth of 23% and 48%, respectively. Customers with $100,000 or greater ARR represented 89%, 88%, and 88% of revenue for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We incurred net losses of $190.7 million, $274.3 million, and $290.1 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We expect we will incur net losses for the foreseeable future as we continue to invest into the market opportunity ahead of us.
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
•Broad User Base. The open-source nature of our products means they are free to download and widely distributed. This broad, global usage extends from small startup organizations to Fortune 100 companies across industries. Our HashiCorp User Groups, or HUGs, are self-organizing chapters of users that advocate for our products, which include over 51,000 members in more than 180 chapters across over 60 countries as of January 31, 2024.
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
•Access to talent. HashiCorp products represent an industry standard in infrastructure management. We believe our community has hundreds of thousands of users, over 55,000 of whom have completed our certification programs as of January 31, 2024. By leveraging our products, customers can more easily hire new employees, train and certify existing employees, and ensure their organizations retain expertise in managing their systems.
Our Growth Strategy
We intend to pursue the following growth strategies:
•Grow our customer base by acquiring new customers. We served 4,423 total customers as of January 31, 2024, including over 480 of the Forbes Global 2000. We believe that nearly all organizations will adopt a cloud strategy, resulting in a substantial opportunity to continue growing our customer base. Nearly all of our paid product adoption began with open-source usage. As we continue to cultivate those users and turn them into paid customers, we also intend to drive new paying customer additions by expanding our sales and marketing efforts and our product portfolio.
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
•Expand and develop our technology partner and reseller ecosystem. Our HashiCorp Partner Network, which consists of the top systems integrators and resellers around the world, helps accelerate the adoption of our products and platform. In addition, we maintain and manage thousands of integrations, like our Terraform Providers. These include more than 30 official providers (created by us), more than 320 verified providers (created by our community and verified by us), and more than 3,500 community providers (created by our community) as of January 31, 2024. We plan to continue investing in building out our partner program to drive more consumption through our platform, broaden our distribution footprint, and create greater awareness of our platform.
•Expand our global reach. As organizations around the world increase their public cloud adoption, we believe there is a significant opportunity to expand the use of our products and platform even further outside of North America. Sales outside of the United States constituted 30% and 27% of our revenue for fiscal 2024 and 2023, respectively. We plan to make investments in sales and marketing and customer support in geographic areas of focus, and we believe there is a large opportunity to increase our global presence over time.
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
Terraform has a broad ecosystem of providers. Our providers are connections to integrate Terraform with cloud players, software applications, and hardware vendors using APIs. The companies that use APIs often build providers for their own technologies to connect with HashiCorp. As of January 31, 2024, Terraform has more than 30 official providers (created by us), more than 320 verified providers (created by our community and verified by us), and more than 3,500 community providers (created by our community).
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
Our Customers
Our products are used across the globe by organizations of all sizes, across a vast range of industries. We are used by practitioners at the most complex large enterprises. As of January 31, 2024, we had 4,423 total customers, including over 480 of the Forbes Global 2000. As of January 31, 2024, we had 897 customers with $100,000 or greater in ARR and 120 customers with $1.0 million or greater in ARR. For fiscal 2024, no single customer accounted for more than 10% of our total revenue. Our percentage of revenue generated by customers outside of the U.S. was 30%, 27%, and 27% for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
We also have a large and growing base of developers that contributes to our open-source community. As of January 31, 2024, we had more than 51,000 members in our user groups spanning over 60 countries.
Marketing
We focus our marketing efforts on two core priorities:
•community adoption by building awareness and relationships across user communities; and
•sales support with demand generation, pipeline acceleration and partner activation.
Community adoption. Users can download our open-source software products or sign up for cloud services for free and begin engaging with our software and the active user community immediately. We empower users to solve a wide array of cloud infrastructure automation tasks. As technology challenges are being recast to the cloud, the roles and skill sets of developers and operators solving those challenges are also migrating to the cloud. We provide free learning material, documentation, and forums alongside instructor-led training, and certification programs. In a recent survey, approximately 36% of those who took certification exams stated they were required to by their employer. We also provide experiences, such as our annual HashiConf and HashiDays community conferences in Europe and the United States, with approximately 5,000 participants, including both virtual and in-person attendees, at the Europe event in June 2023 and approximately 13,000 attendees at the U.S.-based global event in October 2023. We also support our HUGs and other community efforts globally.
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
Our sales organization comprises sales development, sales engineering, inside sales, and field sales personnel and is segmented both geographically, and by the size of prospective customers. As of January 31, 2024, we had more than 860 employees in our sales and marketing organization.
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
As of January 31, 2024, we had more than 680 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $222.6 million, $195.4 million, and $165.0 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
As of January 31, 2024, we had over 2200 employees operating across the world. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief and we strive to emphasize this equality as part of our core values to create a diverse, equitable, and inclusive work environment. We believe that kindness should be extended at every opportunity, to our peers, users, partners, and customers. An internal environment that is friendly, kind, and forgiving of mistakes is positive and productive. None of our employees are represented by a labor union. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Culture and Principles
Culture at HashiCorp is the result of interactions between people and systems practices, which are built on shared principles. Our people practices (hiring, promotions, and separation) and systems practices (writing, meetings, and operating cadence) are grounded in our nine core principles:

•Integrity
•Kindness
•Pragmatism
•Humility
•Vision
•Execution
•Communication

•Beauty Works Better
•Reflection
Hybrid Remote Distributed Workforce
HashiCorp is a hybrid remote company, meaning we optimize our workflows for decentralized remote teams. Since HashiCorp's inception, we recognized that creating high-functioning, effective hybrid remote teams would require careful planning and system design to not only establish the culture, but help it grow and evolve organically. We have designed our processes, systems, and teams so that people can perform their jobs without needing to be physically present in the same room or even in the same time zone. Part of supporting our hybrid remote culture also involves actively encouraging personal well-being through initiatives, including wellness programs, engagement programs (speaker series, employee resource groups, gift exchanges, mentorship opportunities, virtual events, etc.), community outreach activities, recognition programs, and groups to connect people with similar interests, life circumstances, or backgrounds no matter where they are geographically.
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
Learning and Development
We strive to provide a culture of curiosity and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this, and provide a quarterly learning program, which includes live workshops and presentations from internal and external facilitators, and on-demand learning and development, to help our employees develop their business acumen so they are ready to make decisions, drive impact, and focus on what matters most to HashiCorp.
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
As of January 31, 2024, we held 18 issued U.S. patents, had three other U.S. patent applications allowed, and had at least eight pending U.S. patent applications, with several more patent applications in the pipeline. We have no pending or issued patents in any jurisdiction outside of the United States. Our issued patents are scheduled to expire between

2039-2042. As of January 31, 2024, we held twelve registered trademarks in the United States, and also held 85 registered trademarks in foreign jurisdictions. As of January 31, 2024, we held no pending U.S. trademark applications and 3 pending foreign trademark applications. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
•Our business and operations have experienced periods of rapid growth and fluctuation, and if we do not appropriately manage future growth or change, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
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
•The license for our free community edition products places certain limits on competitive use, but the permissive rights under our legacy open-source licenses makes it possible for third parties to offer and build upon older open-source versions of our products. Those competing versions could make it relatively easy for competitors to compete with us.
•If our paid products are not sufficiently compelling relative to our free community versions, our ability to sell paid subscriptions and retain customers may be limited and our business will suffer.
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
•Selling our HCP cloud offerings into large enterprises and regulated industries will require an ever-increasing level of features and compliance capabilities to satisfy customer requirements, and we may be unable to meet those requirements, which could limit the revenue growth we achieve from our cloud offerings.
•The length of our sales cycles can be unpredictable, and our sales efforts may require considerable time and expense.

•Our revenue growth depends in part on the success of our strategic relationships with our ecosystem of partners and the continued performance and engagement of these partners.
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
•If our products do not meet our customers’ performance or support expectations or if we fail to meet service-level availability commitments made to our cloud platform customers, we could face subscription terminations, service-level penalty payments, and a reduction in renewals, which could significantly affect our current and future revenue.
•If we are unable to keep pace with technological and competitive developments or fail to integrate our products with a variety of technologies that are developed by others, our products may become less marketable, less competitive, or obsolete, and our results of operations may be adversely affected.
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
•Uncertainty regarding international conflicts, such as the ongoing hostility between Russia and Ukraine and the conflict in Israel and Gaza, and macroeconomic conditions could adversely impact our business.
•If we are unable to maintain and enhance our brand, especially among practitioners, our business and operating results may be adversely affected.
•We depend on cooperating with public cloud operators. Changes to arrangements with such operators may significantly harm our customer retention, new customer acquisition, and product extension or expansion, or require us to change our business strategies, operations, practices, or marketing activities, which could restrict our ability to maintain our platform through these clouds and would adversely impact our business.
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

If our paid products are not sufficiently compelling relative to our free community versions, our ability to sell paid subscriptions and retain customers may be limited and our business will suffer.

Historically, we have offered free community versions of our products in order to gain market acceptance and loyalty among software developers. We also offer paid subscriptions to the enterprise versions of our products, which offer features and capabilities we view as appropriate for scalable business use that are not included in our free versions. Our ability to sell paid subscriptions and retain customers largely depends on business purchasers finding sufficient value in the enterprise versions of our products. If we are unable to make our paid products sufficiently compelling to business customers as compared to our free community versions, we may have limited success selling paid subscriptions and retaining our enterprise customers.

Our business and operations have experienced periods of rapid growth and fluctuation, and if we do not appropriately manage future growth or change, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced periods of rapid growth and increased demand for our offerings. Our total revenues for fiscal 2024, fiscal 2023, and fiscal 2022 were $583.1 million, $475.9 million and $320.8 million, respectively, representing an annual growth rate of 23% from fiscal 2023 to fiscal 2024, and 48% from fiscal 2022 to fiscal 2023. In addition, we have experienced fluctuation in our growth rates over time. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.
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
In addition, our growth and the complexity of our multi-product business may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business will be harmed. Moreover, if the assumptions we use to plan our business are incorrect or change in reaction to changes in our market or business, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of net losses and may not be able to achieve or sustain profitability or positive cash flows in the future, or as quickly as we expect. If we cannot achieve or sustain profitability or positive cash flows, or are slow to do so, our business, financial condition, and results of operations may suffer.
We incurred a net loss of $190.7 million, $274.3 million, and $290.1 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We had an accumulated deficit of $971.1 million as of January 31, 2024, and $780.4 million as of January 31, 2023. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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
As the market for our products evolves, or as new competitors enter our markets with new products or services, we may be unable to attract new customers or convert community users to paying customers on terms or based on pricing models that we have used historically. In the future, we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to provide more products without additional revenue to remain competitive, all of which could harm our results of operations and financial condition.
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
•our ability to sufficiently differentiate our paid offerings from our free community versions;
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
The new license for our free community edition products places certain limits on competitive use, but the permissive rights under our open-source licenses prior to the change makes it possible for third parties to offer and build upon open-source versions of our products as they existed before the license change. Those competing versions could make it relatively easy for competitors, including public cloud operators, to enter our markets and compete with us.

Prior to August 2023, we licensed our free community products under the Mozilla Public License, which allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software and share certain source code components in modified or unmodified form and use it to build products that compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open-source and source available software. Under our historical Mozilla Public License, it is possible for competitors and new entrants to develop their own software, including software based on open-source or our products, and for public cloud operators to expand their offerings to compete directly with ours, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, a new or existing competitor may dedicate its developers to building competing offerings based on open-source and source available software provided by us or third parties, and such offerings may reduce the demand for our offerings.

In August 2023, we changed the license for future versions of our free community software to the Business Source License, which is a source available license that also includes certain restrictions on using the community products to compete with our commercial offerings. However, that change does not prevent others from building competitive products using the versions that were released before the license change, and it does not restrict all forms of competition. We cannot guarantee we will compete successfully against current and future competitors that use the source available nature of our products to develop competitive offerings, or that we will be able to effectively enforce licensing restrictions on the competitive use of our community versions, or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins, or loss of market share, any of which would harm our business, financial condition, results of operations, and cash flows.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 88% and 85% of our revenues for fiscal 2024 and fiscal 2023, respectively, we believe that our emerging products represent a significant growth opportunity. We also believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further managed offerings, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
Our ability to increase sales of our products is highly dependent on the quality of our customer support, and our failure to offer high-quality support would have an adverse effect on our business, reputation, and results of operations.
Our customers depend on our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our existing customers may not renew their subscriptions, our ability to sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected, and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these large enterprise customers, it may be more difficult to retain them or expand our relationship with them.
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
We are a multi-product company. Our primary commercial products are Terraform, Vault, Consul, and Nomad, and our significant investments in research and development have resulted in a strong product pipeline. Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, and overall market acceptance. Continuously enhancing our multiple products and advancing our new product pipeline may overextend our workforce and negatively affect product quality and development schedules. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products, or may not achieve the broad market acceptance necessary to generate significant revenue. Some new products we develop may fail commercially, and we may incorrectly prioritize the development of products that do not become commercially successful over products which may have had a better chance of attaining commercial success. Workforce productivity spent on unsuccessful product development efforts may not be recovered. Furthermore, our ability to increase usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. In addition, adoption of new products or enhancements may put additional strain on our customer support team, which could shift the team’s resources away from supporting our current products or require us to make additional expenditures related to further hiring and training. If we are unable to timely and successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts do not render the outcomes we expect, then our business, results of operations, and financial condition will be adversely affected.
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
Expanding market share for our cloud platform is a high priority for our long-term revenue growth. We continue to make substantial investments in our HCP cloud platform to provide the full range of features, capabilities, and certifications that large enterprises and heavily regulated businesses often require of cloud vendors. Our ability to sell our HCP offerings into those enterprises will depend on their comfort levels with the features and compliance capabilities of our cloud platform. If we are unable to meet those requirements or keep up with new ones, we may not achieve our growth plans for our cloud offerings, which would have a negative impact on our cloud revenue and, ultimately, our long-term growth rates.
The length of our sales cycles can be unpredictable, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions to our products and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on deal complexity. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to an existing customer. As a result, large individual sales have, in some cases, occurred in later quarters than we expected, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Customers often view a subscription to our products as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our products before purchasing or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities which may not result in a sale. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations may suffer if revenue falls below our expectations in a particular quarter due to extended sales cycles.
Our revenue growth depends in part on the success of our strategic relationships with our ecosystem of partners and the continued engagement and performance of these partners.
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
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that estimates of addressable users or companies covered by our market opportunity will correspond to actual sales of our products or revenue. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from uncertain interest rates, inflation, and geopolitical tensions, could diminish growth expectations in the U.S. economy and our market opportunity estimates. Any expansion in our market depends on multiple factors, including the cost, performance, and perceived value associated with our products and the products provided by our competitors. Even if the market in which we compete meets the size estimates and growth forecasts included in our public disclosures, our business could fail to grow at similar rates. Our growth is subject to many variables, including our success in implementing our business strategy, which carries many assumptions, risks and uncertainties. Accordingly, forecasts of market growth included in our public disclosures may not be indicative of our future growth.

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
The market for our products is developing and we expect competition to increase over time. Our business is impacted by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing offerings, all of which may increase the competitive pressures that we face. We provide offerings to address the needs of a wide variety of prospective customers that compete with other approaches and solutions. For example, internal IT teams sometimes attempt to “do it themselves” using source available software. While individuals and small teams can sometimes use our community products to solve their technical problems, larger enterprises face more complex needs that require our commercial products. For select companies adopting a single-cloud solution, we compete with the well-established public cloud providers such as Amazon Web Services, or AWS, and their in-house offerings. We also compete with similar in-house offerings from Microsoft Azure, Google Cloud Platform, and other cloud providers; legacy providers with point products such as CyberArk, VMware, and IBM; and alternative open-source projects, such as Google Istio.
As the market for our products develops, the principal competitive factors in our market may include: product capabilities, including flexibility, scalability, performance, and security; ease of use; breadth of use cases; ability to integrate with existing IT infrastructure, cloud platforms, and on-premises environments; consistency of offerings across clouds; ability to implement multi-cloud provisioning, security, networking, and application deployment; speed of implementation and time to achieving value; ability to scale up and down dynamically on demand; robustness of professional services and customer support; price and total cost of ownership; adherence to certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; scope of vendor ecosystem integrated with the products; ability to create new products and expanding the existing platform; ability to innovate around a cloud-delivered architecture; brand awareness, recognition, and reputation, particularly within the developer community; and ability to engage the community of users and partners. If we fail to innovate and improve our products and professional services to address these factors, we may become vulnerable to increased competition and therefore fail to attract new customers or lose or fail to renew existing customers, which would harm our business and results of operations.
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
Our offerings involve the transmission and processing of data, which can include personal information and highly sensitive, proprietary, and confidential information we receive from our customers, our employees, and other third parties. In addition to threats from traditional attackers and insider threats, we also face security threats from malicious third parties, including individual hackers, sophisticated criminal groups, nation states, and state-sponsored organizations, that could disrupt or interrupt, or introduce ransomware, viruses, or other malicious code into our products, services, systems, or networks, obtain unauthorized access to our internal systems, networks, and data, as well as systems of organizations using our cloud products and services, and the information they store and process. Users and organizations using our services may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data within our products. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss or other unauthorized processing of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code and trade secrets. In addition, the risks of data security failures has increased significantly based upon the growing number of new data protection laws throughout the world and intensive scrutiny from regulatory bodies. It is virtually impossible for us to entirely mitigate the risk of these security threats. While we have implemented security measures internally and have integrated security measures into our products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches and incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. Moreover, our products incorporate a variety of third-party components (including source available software components) which may expose us to additional security threats, and vulnerabilities in those components may be difficult or impossible to detect, control, and manage. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products, the networks and systems used in our business, and the proprietary and other confidential data contained on such networks and systems. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. Additionally, as a hybrid remote company, much of our workforce functions in a remote work environment that requires remote access to our corporate network, which in turn imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information.
We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud, and may face other cybersecurity threats and may suffer cybersecurity breaches and incidents from these and other causes. For example, in January 2023, one of our vendors, CircleCI, was compromised by an unauthorized third party, exposing certain environment variables, tokens and encryption keys of their customers, including HashiCorp, causing the vendor to have to rotate all customers’ GitHub OAuth tokens.
Our ability to monitor these parties’ data security is limited. There can be no assurance that any security measures that we or our third-party service providers, including third-party providers of cloud infrastructure services, have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products. While we maintain measures designed to protect the integrity, confidentiality, and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, unavailability, modification, misuse, loss, destruction, or other processing of such data. Geopolitical events, including the ongoing hostility between Russia and Ukraine and the conflict in Israel and Gaza, may cause us and our vendors, contractors, and other third parties we work with to be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations, and platform. Unauthorized access to, other security breaches of, or security incidents affecting, systems, networks, and data of our vendors, contractors, or those with which we have strategic relationships, even if not resulting in an actual or perceived breach of our customers’ networks, systems, or data, could result in the loss, compromise, unavailability, corruption, or other unauthorized processing of data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.
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
If our offerings do not meet our customers’ performance or support expectations or if we fail to meet service-level availability commitments made to our cloud platform customers, we could face subscription terminations and a reduction in renewals, which could significantly affect our current and future revenue.
If we fail to meet the performance or support expectations that our customers have for our products, or the service-level availability commitments we have made to our cloud platform customers, then we may not retain our customers or renew them expected rates. With respect to service-level availability commitments, we may be obligated to pay monetary penalties to the impacted cloud customers. Additionally, we may be contractually obligated to provide cloud customers with additional capacity and reputationally obligated to provide customers with additional support, each of which could significantly affect our revenue.
Our reliance on public cloud providers may impact our ability to meet service-level targets or performance targets, as any interruption in all or any portion of the public cloud could result in negative impacts to the service we are able to provide. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to interruptions, or we may have limited rights that fall short of the compensation obligations we have to our customers.
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
If we are unable to keep pace with technological and competitive developments or fail to integrate our products with a variety of technologies that are developed by others, our products may become less marketable, less competitive, or obsolete, and our results of operations may be adversely affected.
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
Changes in our relationship with any provider, the instability or vulnerability of any third-party technology, or the inability of our products to successfully integrate with third-party technology may adversely affect our business and results of operations. Any losses or shifts in the market position of these providers in general, in relation to one another or to new competitors or new technologies, could lead to losses in our relationships or customers, or to our need to identify and develop integrations with new third-party technologies. Such changes could consume substantial resources and may not be effective. Further, any expansion into new geographies may require us to integrate our products with new third-party technology and invest in developing new relationships with providers. If we are unable to respond to changes in a cost-

effective manner, our products may become less marketable, less competitive, or obsolete and our results of operations may be negatively impacted.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, uncertain interest rates, inflationary pressures, interest rate increases, recessionary economic cycles, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, rising interest rates and high levels of inflation have affected businesses across many industries, which has significantly constrained and may continue to constrain the budgets of our customers and prospective customers. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
If we are not able to maintain and enhance our brand, especially among practitioners, our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with practitioners, is critical to achieving widespread acceptance of our products and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. Changes to our business practices may cause our brand to be viewed negatively by the practitioner community. For example, in August 2023, we announced that we changed our source code license to Business Source License v1.1 on all future releases of our core products, which may be viewed less favorably by practitioners. If we do not successfully maintain and enhance our brand, including any unauthorized misuse of our brand, we may have reduced pricing power relative to our competitors, we could lose users and customers, or we could fail to attract potential new customers or expand sales to our existing customers, all of which could materially and adversely affect our business, results of operations, and financial condition.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.
Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 30% and 27% of our revenue outside of the United States in fiscal 2024 and fiscal 2023, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our customers do not implement, update or use our products correctly or as intended, inadequate performance, and/or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
We depend on cooperation with public cloud operators. Changes to arrangements with such operators may significantly harm our customer retention, new customer acquisition, and product extension or expansion, or require us to change our business models, operations, practices, or advertising activities, which could restrict our ability to maintain our platform through these clouds and would adversely impact our business.
We depend upon the public cloud operators, primarily AWS, Google Cloud, and Microsoft Azure, to offer products to our customers. Because of the significant use of our platform on public clouds, our solutions must remain interoperable with them. Further, we are subject to the standard agreements, policies, and terms of service of these public clouds, as well as agreements, policies, and terms of service of the various application stores that make our solutions available to our developers, creators, customers, and users. These agreements, policies, and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such public clouds. As a result, we may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our customers or users to access and engage with our platform on the public clouds they are already using, if our customers choose not to access or use our platform application on their cloud accounts, or if our customers or users choose to use public clouds that do not offer or discontinue access to our platform, our business and customer retention, new customer acquisition, and product extension or expansion could be significantly harmed.
The owners and operators of these public clouds each have approval authority over our platform’s deployment on their systems and offer products that compete with ours. We have no control over these public clouds, and any changes to these clouds that degrade our platform’s functionality, or give preferential treatment to competitive products, could significantly harm our platform. Those companies have no obligation to test the interoperability of their clouds with our platform. If any of these companies introduced modifications to their clouds that purposefully or inadvertently made them incompatible with or not optimal for use of our platform, such disruption to our platform would harm our business. Additionally, such operators could make our platform, or certain features of our platform, inaccessible on their public clouds for a potentially significant period of time. An operator could also limit or discontinue our access to its public cloud if it establishes more favorable relationships with one or more of our competitors, launches a competing product itself, or it otherwise determines that it is in its business interests to do so. Such operators could display their competitive offerings more prominently than ours. We plan to continue to introduce new technologies on our platform regularly and it can take significant time to adjust such technologies to function with these public clouds, impacting the adoption of our new technologies and features, and we expect this trend to continue.
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
We outsource substantially all of our cloud infrastructure to public cloud operators that host our products and platform, and our dependence will increase as we introduce new cloud products. Customers of our products need access to our platform at any time, without interruption or degradation of performance. Public cloud operators run their own platforms that we access, and we are, therefore, vulnerable to service interruptions of these platforms. We have experienced, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud, or security attacks. In addition, if our security, or that of public cloud operators, is or is perceived to have been compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints through our public cloud operators, our business, results of operations, and financial condition may be adversely affected. In addition, any changes in service levels from our public cloud operators may adversely affect our ability to meet our customers’ requirements.
The substantial majority of the services for which we use cloud service providers are server capacity and, to a lesser extent, storage and other optimization offerings. Public cloud operators allow us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access public cloud operator infrastructure through standard IP connectivity. Public cloud operators provide us with computing and storage capacity under agreements that continue until terminated by either party. Public cloud operators may terminate the agreements by providing a set amount of prior written notice and in some cases may terminate the agreements immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with public cloud operators are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud or security attacks. Our use and distribution of third-party source available software and reliance on other third-party services may increase this risk. For example, we depend on our relationship with a third-party processor for installation and packaging solutions in one of our products. If our website is unavailable or our users are unable to download our products or order subscriptions or services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.
If we experience an interruption in service for any reason, our cloud offerings may be similarly interrupted. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to fail to function properly, which could have a material adverse effect on our business, operations, financial results, customer relationships, and reputation. In addition, we rely on cloud technologies from third parties in order to operate critical functions of our business, including financial management services, customer relationship management services, and lead generation management services. Accordingly, if these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our products and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business and results of operations.

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
Further, there can be no assurance that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. Any cybersecurity insurance we carry may be insufficient to cover all liabilities we incur in connection with any privacy or cybersecurity incidents or may not cover the kinds of incidents for which we submit claims. For example, insurers may consider cyberattacks by a nation-state as an “act of war” and any associated damages as uninsured. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will accept coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, and financial condition, as well as our reputation.
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plans and to identify and pursue new opportunities and product innovations. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations.
Our industry is generally characterized by significant competition for skilled personnel as well as high employee attrition. Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation. We have from time to time experienced, and we expect to continue experiencing, difficulty in hiring and retaining employees with appropriate qualifications. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
In addition, newly hired employees require significant training and may take significant time to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business.
Additionally, the growth of our direct sales force leads to increasing difficulty and complexity in its organization, management, and leadership, which we may not manage successfully. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could harm our business.
We believe our culture has been and will continue to be a key contributor to our success. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Any failure to preserve our culture also could further harm our ability to retain and recruit personnel, innovate and create new products, operate effectively, and execute on our business strategy.
Operating as a hybrid remote company may make it difficult for us to preserve our corporate culture, have a negative impact on workforce morale and productivity, and harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
We have largely been a hybrid remote company since incorporation. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, because the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss and disrupt our business operations. There is no guarantee that our data security and privacy safeguards will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.
Operating a hybrid work environment may make it more difficult for us to preserve our corporate culture, and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that having a large percentage of remote employees will not damage workforce morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
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
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in our fiscal fourth quarter due to increased buying patterns of our enterprise customers prior to the end of the year and a lower percentage of our sales occurring in our second fiscal quarter due to the summer vacation slowdown that impacts many of our customers. We expect these seasonal trends to continue. We may also experience fluctuations due to factors that may be outside of our control that affect customer engagement with our platform. Additionally, activity levels may remain unpredictable due to the macroeconomic environment, including impacts of global military conflicts, inflationary pressures, or recessionary economic cycles. Episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop, or existing seasonal trends may become more extreme.
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
We sell to U.S. federal governmental agency customers. Sales to such entities currently constitute a small portion of our revenue. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate meaningful sales. Government certification or other requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained or updated the necessary certifications or satisfy other applicable requirements. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect regarding our practices or measures in these areas, may negatively impact public sector demand for our products.
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
Unlike traditional proprietary software, the core of all of our products has its source code available, allowing our partners and third parties to give feedback directly, report issues, contribute features, and fix bugs, which we may accept and integrate into our products. Our partners are able to integrate their technology solutions and validate their integrations with continuous development. We plan to continue to develop our products in this source available environment, and enabling third-party contributions, and the integration of software from third parties into our codebase. While these software licenses state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met, we may nevertheless be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open-source software or claiming non-compliance with the applicable open-source licensing terms.

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
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We cannot assure these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. These agreements may be breached, and we may not have adequate remedies for any such breach.
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
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. We expect that the occurrence of infringement claims is likely to grow as the market for our platform for data in motion and our offering grows. Accordingly, our exposure to damages resulting from infringement claims could increase, which could strain our financial and management resources.
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
Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already amended and expanded the CCPA with a new law, the California Privacy Rights Act of 2020, or CPRA, which came into effect as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that has gone into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will go into effect in 2024; Delaware Iowa, New Jersey, and Tennessee have enacted similar legislation that will go into effect in 2025; and Indiana has enacted similar legislation that will go into effect in 2026. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability. Similarly, regulatory bodies such as the US Securities and Exchange Commission have issued disclosure rules and signaled a more aggressive posture regarding data security failures.
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
European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce, to which we have self-certified, was invalidated by the Court of Justice of the European Union, or CJEU, on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses, or the UK SCCs, that became effective as of March 21, 2022, and which are required to be implemented. The United States and European Union announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework, or EU-U.S. DPF, on March 25, 2022. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities, including us. We also have self-certified under a UK Extension to the EU-U.S. DPF and the Swiss-U.S. Data Privacy Framework, or the Swiss-U.S. DPF. The EU-U.S. DPF already has faced legal challenges, and the CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer, including the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. DPF may be subject to challenges, future reviews, suspension, amendment, repeal, or limitations, and may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.
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

Our products and services may be subject to U.S. export control laws and regulations including the Export Administration Regulations, or EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. As such, an export license may be required to export or re-export our products and services to certain countries, end-users, and end-uses. Because we incorporate encryption functionality into some of our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products and services to certain U.S. embargoed or sanctioned countries and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
In addition, various countries regulate the import of certain encryption products and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products or services in those countries. Changes in our products and services or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally, or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products and services to, existing or potential end-customers with international operations. Any decreased use of our products or services or limitation on our ability to export to or sell our products and services in international markets could adversely affect our business, financial condition, and operating results.
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
As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards of $690.4 million and $602.2 million, respectively. The Federal NOL does not expire since all balances relate to losses incurred after January 1, 2018, whereas state NOL will start expiring from 2026, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.
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
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially due to changes in applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate through our subsidiaries could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
The enactment of tax legislation implementing changes in the United States and other jurisdictions or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Legislation or other changes to tax laws of the United States and other jurisdictions could impact the tax treatment of our earnings. For example, the Tax Act has eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, for U.S.-based and non-U.S. based research expenditures, respectively, beginning in 2022. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently U.S.-based research expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Further, the United States recently enacted the Inflation Reduction Act of 2022, or the IRA, which introduced a 15% minimum tax on adjusted book income over one billion, and a 1% excise tax on stock buybacks. We do not currently expect the IRA will have a material impact on our income tax liability. Further, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries. The Council of the European Union has adopted this proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023. Due to expansion of our international business activities, such changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
We expect in the future to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. We have limited experience and expertise regarding acquisitions, and we may devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, and business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Further, any such transactions that we close may not result in the synergies or other benefits we expect to achieve, including the introduction of new products or enhancements to existing products, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.
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
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, such as increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses. Additionally, the United States is experiencing historically low unemployment rates, which in turn, creates a competitive wage environment that may increase our operating costs. To the extent inflation leads to rising interest rates, resulting in higher borrowing costs to us, and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2024, our executive officers and directors and their affiliates together hold and/or control approximately 43% of the voting power of our outstanding common stock, and Armon Dadgar, our co-founder, holds and/or controls approximately 18% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Our other co-founder Mitchell Hashimoto ceased to be an employee of HashiCorp in fiscal 2024 and has no significant influence on the voting power of our outstanding common stock.
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
FTSE Russell does not allow most newly public companies with dual or multi-class capital structures to be included in their indices. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.
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
Further, as of January 31, 2024, up to 4,484,297 shares of our Class B common stock and up to 13,945,779 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 29,058,446 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk management and strategy

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to help safeguard our information systems and protect the confidentiality, integrity, and availability of those systems and our data maintained on them.

Managing Material Risks & Integrated Overall Risk Management

We maintain risk management activities to identify, assess, prioritize, and address cybersecurity risks and we incorporate them into our overall risk management processes. Our Security team is responsible for performing cybersecurity risk assessments over various systems and processes on an ongoing basis. The results from risk assessment activities are reviewed to prioritize the mitigation of identified risks, and the need for risk mitigation may influence business or operational strategy, project roadmaps and timelines, or other decision-making, as needed.

Our Security Risk Committee is comprised of senior leaders across the company, and our Chief Security Officer briefs this committee on emerging risk topics and the company’s top security risks on a quarterly basis. The Chief Security Officer also participates in our Risk Management Committee and presents on security risks as part of that group’s discussion of enterprise risk.

Engagement of Third-parties on Risk Management

We engage cybersecurity assessors, and other service providers, as needed, in evaluating and testing our risk management systems. These engagements help us to leverage specialized knowledge and insights to better align our cybersecurity strategies and processes with applicable industry standards. Our collaboration with these third parties includes regular control assessments, threat and vulnerability assessments, and consultation on security enhancements.

Oversee Third-party Risk

We maintain standard processes to oversee and manage risks associated with use of third-party service providers. We conduct security assessments of third-party service providers with access to our information systems or sensitive data before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. Such practices include recurring assessments of critical third-party service providers’ cybersecurity programs and ongoing monitoring, detection, and response capabilities used by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-party service providers. In addition, our Legal team reviews the associated vendor contracts to ensure they include appropriate terms, including applicable security provisions.

Risks from Cybersecurity Threats

We have not encountered risks from cybersecurity incidents or challenges that have materially impaired our business strategy, results of operations, or financial condition. Such risks may evolve in the future to have material impact, and our cybersecurity risk management processes, including those described here, may not always operate as designed or be effective. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Risks Related to Our Business and Operations: Problems with our internal systems, networks, or data, including actual or perceived breaches or failures by us or our partners, could cause our products to be perceived as insecure, underperforming, or unreliable, which would damage our reputation, and our financial results.”

Governance

Given the potential significance of cybersecurity threats to our operational integrity and stakeholder confidence, our Board of Directors has established oversight mechanisms to promote effective governance in managing such risks.

Board of Directors Oversight and Management’s Role Managing Risk

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The CSO is responsible for informing the Audit Committee on cybersecurity risks and presents to the committee at least semi-annually. Additional discussions with the Audit Committee or the full Board of Directors may occur on an as-needed basis. These briefings encompass various topics, including:
●    Current cybersecurity landscape and emerging threats;
●    Status of ongoing cybersecurity initiatives and strategies;
●    Incident reports and learnings from any cybersecurity events; and
●    Compliance with regulatory requirements and industry standards.

The Audit Committee reviews and advises on Management’s strategic decisions related to cybersecurity, offering guidance and approval for major initiatives when deemed appropriate.

Risk Management Personnel

Cybersecurity risk management practices are ultimately led by our CSO, who has tenured experience in the cybersecurity field and is recognized within the industry. The CSO is supported by personnel across the Security organization in assessing, monitoring, and managing cybersecurity risks. Security personnel have relevant experience and credentials to perform their associated risk management responsibilities, and with the help of these individuals and teams, the CSO oversees governance programs, confirms compliance with relevant security requirements, manages known risks, and educates the company on cybersecurity.

Monitor Cybersecurity Incidents

The CSO implements and oversees processes for the regular monitoring of our information systems, primarily through Security’s Threat Detection & Response (TDR) team. This includes the deployment of technical security monitoring and alerting measures to identify potential incidents. In the event of a cybersecurity incident, the Security organization and relevant teams throughout the company follow a formalized, documented incident response plan. This plan includes immediate actions to assess and mitigate the impact of an incident, as well as subsequent actions to remediate and help prevent future incidents of a similar nature.

Item 2. Properties
Our principal executive office and world headquarters is located in San Francisco, California and consists of approximately 37,000 square feet of space under a lease that expires in May 2027. We are a hybrid remote company with a global distributed workforce.
We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," and Note 11, "Commitments and Contingencies" each included elsewhere in this Annual Report on Form 10-K.

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
Holders of Record
As of March 14, 2024, there were 85 stockholders of record of our common stock, and the closing price of our common stock was $25.74 per share as reported on the Nasdaq Global Select Market. Because many shares of our Class A common stock are held by brokers and other institutions as record holders and on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The performance graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes $100 was invested at the market close on December 9, 2021, which was our initial trading day, in our Class A common stock through January 31, 2024. Data for the NASDAQ Composite Index and the NASDAQ Computer Index assume reinvestment of dividends. Our offering price of our Class A common stock in our IPO, which had a closing stock price of $85.19 on December 9, 2021, was $80.00 per share.

The comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Returns
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved].
Item 7.
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
We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of January 31, 2024, 2023 and 2022, our last four-quarter average net dollar retention rate was 115%, 131% and 131%, respectively.
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
We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of January 31, 2024, we served over 4,400 customers spanning organizations of a broad range of sizes and industries, compared to over 3,800 and 2,700 customers as of January 31, 2023 and 2022, respectively. We also intend to continue to grow our base of large enterprises around the world.
Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of January 31, 2024, 483 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.

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
Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers the annualized value of their last three month’s spend. For our monthly customers, we calculate ARR according to the annualized value of their last month's spend. In the fourth quarter of fiscal 2024 we changed the definition of ARR for consumption-based customers from the annualized value of their last month's spend to the annualized value of their last three month's spend to better reflect longer term usage patterns. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of January 31, 2024, 2023 and 2022, our last four-quarter average net dollar retention rate was 115%, 131%, and 131%, respectively.
Increasing Adoption of HashiCorp Cloud Platform
We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully-managed offering. We believe that as organizations increasingly look for a fully-managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the fiscal year ended January 31, 2024, HCP subscription revenue was $76.1 million.
Accelerating Technology Leadership and Product Expansion
Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June 2022, launch of HCP Consul in October 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and as of January 31, 2024, 45% of our customers with $100,000 or greater ARR were licensing more than one product.
We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For fiscal 2024, fiscal 2023, and fiscal 2022, 30%, 27%, and 27% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of January 31,
	2024		2023		2022
	(dollars in millions)
Total customers	4,423		3,870	(3)	2,715
Total customers with $100,000 or greater ARR	897		798		655
Subscription revenue from HCP (and its predecessor cloud offerings)	$76.1	(1)	$46.9	(1)	$18.5	(1)
GAAP Remaining Performance Obligations (RPOs)	$775.8		$647.1		$428.8
Non-GAAP RPOs(2)	$801.4		$673.8		$452.2
(1)Represents subscription revenue for the year ended January 31, 2024, January 31, 2023, and January 31, 2022
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section
(3)Subsequent to the issuance of our Form 10-K for the fiscal year ended January 31, 2023, we identified an immaterial error in the calculation of our total customers count related to our self-service, or "pay as you use," customers, which we have corrected accordingly.
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
Total Customers with $100,000 or Greater ARR
We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers, the annualized value of their last three month’s spend. For our monthly customers, we calculate ARR according to the annualized value of their last month's spend. In the fourth quarter of fiscal 2024 we changed the definition of ARR for consumption-based customers from the annualized value of their last month's spend to the annualized value of their last three month's spend to better reflect longer term usage patterns. This change in definition had no material effect on the amount of total customers with $100,000 or greater ARR. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 89%, 88% and 88% of revenue for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

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
Non-GAAP Remaining Performance Obligations
Remaining performance obligations ("RPOs") represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of January 31, 2024 and 2023, our RPOs were $775.8 million and $647.1 million, respectively. As of January 31, 2024, we expect to recognize approximately 59% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 5 to our consolidated financial statements included elsewhere in Annual Report on Form 10-K.
We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of January 31, 2024 and 2023, non-GAAP RPOs were $801.4 million and $673.8 million, respectively. As of January 31, 2024, we expect to recognize 60% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.
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
The following table presents a reconciliation of our GAAP RPOs to our Non-GAAP RPOs for the periods presented (in thousands):

	As of
	January 31, 2024	January 31, 2023
GAAP RPOs
GAAP short-term RPOs	$460,170	$375,072
GAAP long-term RPOs	315,580	271,992
Total GAAP RPOs	$775,750	$647,064
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$22,882	$22,657
Customer deposits expected to be recognized after the next 12 months	2,745	4,042
Total customer deposits	$25,627	$26,699
Non-GAAP RPOs
Non-GAAP short-term RPOs	$483,052	$397,729
Non-GAAP long-term RPOs	318,325	276,034
Total Non-GAAP RPOs	$801,377	$673,763

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
The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
GAAP net cash used in operating activities	$(10,851)	$(84,462)	$(56,215)
Add: purchases of property and equipment	(697)	(252)	(214)
Add: capitalized internal-use software	(11,333)	(8,746)	(6,382)
Free cash outflow	$(22,881)	$(93,460)	$(62,811)
GAAP net cash used in operating activities as a percentage of revenue	(2)%	(18)%	(18)%
Free cash flow as a % of revenue	(4)%	(20)%	(20)%

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
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and short-term investments, and amortization of premiums and accretion of discounts on short-term investments.
Other Expenses, Net
Other expense, net consists primarily of gains and losses from foreign currency transactions, and realized gains and losses on short-term investments.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have recorded deferred tax assets and we provide a full valuation allowance on our U.S., Canada, and United Kingdom deferred tax assets. We expect to maintain this full valuation allowance on our U.S. deferred tax assets for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Consolidated Statements of Operations:
Revenue:
License	$67,612	$64,273	$47,504
Support	420,948	349,855	247,566
Cloud-hosted services	76,086	46,860	18,613
Total subscription revenue	564,646	460,988	313,683
Professional services and other	18,491	14,901	7,086
Total revenue	583,137	475,889	320,769
Cost of revenue:
Cost of license	1,968	1,753	221
Cost of support(1)	58,208	48,112	38,080
Cost of cloud-hosted services(1)	30,447	22,589	14,031
Total cost of subscription revenue(1)	90,623	72,454	52,332
Cost of professional services and other(1)	18,076	14,515	11,108
Total cost of revenue(1)	108,699	86,969	63,440
Gross profit	474,438	388,920	257,329
Operating expenses:
Sales and marketing(1)	369,164	355,826	269,504
Research and development(1)	222,553	195,384	165,031
General and administrative(1)	136,999	134,997	112,108
Total operating expenses	728,716	686,207	546,643
Loss from operations	(254,278)	(297,287)	(289,314)
Interest Income	65,159	26,367	319
Other expenses, net	(510)	(2,365)	(157)
Loss before income taxes	(189,629)	(273,285)	(289,152)
Provision for income taxes	1,039	1,013	986
Net loss	$(190,668)	$(274,298)	$(290,138)

(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Cost of support	$9,819	$8,485	$8,073
Cost of cloud-hosted services	2,195	2,761	2,482
Total cost of subscription revenue	12,014	11,246	10,555
Cost of professional services and other	2,654	2,555	3,367
Total cost of revenue	14,668	13,801	13,922
Sales and marketing	54,861	58,205	64,991
Research and development	49,401	46,255	67,865
General and administrative	51,687	52,900	53,790
Total stock-based compensation expense, net of amounts capitalized	$170,617	$171,161	$200,568	*
* Fiscal 2022 stock-based compensation expense includes the initial expense related to RSUs subject to service-based and performance-based vesting conditions, which conditions were satisfied in connection with our IPO, and stock-based compensation expense related to the 2021 Employee Stock Purchase Plan, or ESPP, which commenced in the quarter ended January 31, 2022. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
Revenue:
License	12%	14%	15%
Support	72%	73%	77%
Cloud-hosted services	13%	10%	6%
Total subscription revenue	97%	97%	98%
Professional services and other	3%	3%	2%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of license	-%	-%	-%
Cost of support	10%	10%	12%
Cost of cloud-hosted services	5%	5%	4%
Total cost of subscription revenue	16%	15%	16%
Cost of professional services and other	3%	3%	4%
Total cost of revenue	19%	18%	20%
Gross profit	81%	82%	80%
Operating expenses:
Sales and marketing	63%	75%	84%
Research and development	38%	41%	51%
General and administrative	23%	28%	35%
Total operating expenses	125%	144%	170%
Loss from operations	(44)%	(62)%	(90)%
Interest income	11%	6%	-%
Other expenses, net	-%	(1)%	-%
Loss before income taxes	(33)%	(57)%	(90)%
Provision for income taxes	-%	1%	-%
Net loss	(33)%	(58)%	(90)%

Comparison of Fiscal 2024 and Fiscal 2023
Revenue

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
License	$67,612	$64,273	$3,339	5%
Support	420,948	349,855	71,093	20%
Cloud-hosted services	76,086	46,860	29,226	62%
Total subscription revenue	564,646	460,988	103,658	22%
Professional services and other	18,491	14,901	3,590	24%
Total revenue	$583,137	$475,889	$107,248	23%
Subscription revenue increased by $103.7 million, or 22%, for fiscal 2024 compared to fiscal 2023. This increase is attributable to the addition of new customers, which contributed $47.0 million for fiscal 2024, as we increased our customer base by 14% from January 31, 2023 to January 31, 2024. The remaining $56.7 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 115% for the trailing four quarters ended January 31, 2024.
Professional services and other revenue increased by $3.6 million, or 24%, for fiscal 2024 compared to fiscal 2023. This increase is mainly attributable to a $7.0 million increase due to increased delivery of professional services and the completion of certain professional projects. The increase is offset by a $3.5 million decrease related to revenue recognized from a resale contract commitment in fiscal 2023.
Cost of Revenue and Gross Margin

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of license	$1,968	$1,753	$215	12%
Cost of support	58,208	48,112	10,096	21%
Cost of cloud-hosted services	30,447	22,589	7,858	35%
Total cost of subscription revenue	90,623	72,454	18,169	25%
Cost of professional services and other	18,076	14,515	3,561	25%
Total cost of revenue	$108,699	$86,969	$21,730	25%

	Year Ended January 31,
	2024	2023
Gross margin
License	97%	97%
Support	86%	86%
Cloud-hosted services	60%	52%
Total subscription margin	84%	84%
Professional services and other	2%	3%
Total gross margin	81%	82%

Cost of subscription revenue increased by $18.2 million, or 25%, for fiscal 2024 compared to fiscal 2023. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $12.5 million due to increases in headcount in our customer support organization. These employee-related expenses included a $0.8 million increase related to stock-based compensation expense. The increase was also attributable to a $0.7 million increase in cloud hosting fees, and a $5.0 million increase in amortization of internal-use software and acquired technology. As cloud becomes a larger portion of our revenue, our gross margin profile will change because we have a lower gross margin on cloud-hosted services due to headcount related to our cloud offering operations and cloud hosting fees.
Cost of professional services and other revenue increased by $3.6 million, or 25%, for fiscal 2024 compared to fiscal 2023. The increase in cost of professional services and other was driven by a $2.7 million increase in employee-related expenses and $0.9 million increased in spending on professional service.
Gross margin decreased to 81% for fiscal 2024 from 82% for fiscal 2023, primarily due to decreases in our professional services and other margin.
Operating Expenses
Sales and Marketing

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$369,164	$355,826	$13,338	4%

Sales and marketing expenses increased by $13.3 million, or 4%, for fiscal 2024 compared to fiscal 2023. The increase was primarily driven by a $6.9 million increase in employee-related costs. The increase in employee-related costs includes a $12.1 million net increase in amortization of deferred contract acquisition costs driven by our increase in revenue offset by a $3.3 million decrease in stock-based compensation expense and $3.0 million decrease in payroll due to decreases in sales and marketing headcount from the reduction in workforce in the quarter ended July 31, 2023. The remainder of the increase in sales and marketing expenses was attributable to increase in marketing expenses and professional services by $3.9 million and $2.0 million, respectively.
Research and Development

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$222,553	$195,384	$27,169	14%
Research and development expenses increased by $27.2 million, or 14%, for fiscal 2024 compared to fiscal 2023 as we continued to develop and enhance the functionality of our existing products and release new products. This increase was primarily driven by a $23.3 million increase in employee-related costs. The increase in these employee-related costs includes a $16.1 million increase in payroll and benefit, a $5.0 million increase in stock-based compensation expense, and a $0.9 million increase in severance. The remainder of the increase in research and development expenses was attributable to increased software and subscription expenses of $0.6 million, and increased spending on employee development of $0.8 million.
General and Administrative

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$136,999	$134,997	$2,002	1%

General and administrative expenses increased by $2.0 million, or 1%, for fiscal 2024 compared to fiscal 2023. The increase was primarily driven by a $0.3 million increase in employee-related costs, including a $0.9 million increase in payroll expense, a $0.6 million increase in severance, and a $0.2 million increase in payroll taxes. The increase in these employee-related costs was reduced by $1.3 million decrease in stock-based compensation expense. The remaining increase was attributable to increase in expenses related to facility allocation, software and subscription, employee development, and professional service by $2.6 million, $1.1 million, $0.5 million, and $0.2 million, respectively, and offset by a $2.5 million decrease in insurance costs.
Interest Income

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income	$65,159	$26,367	$38,792	147%
Interest income, increased by $38.8 million, or 147%, in fiscal 2024 compared to fiscal 2023. The increase was attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.
Other Expenses, Net

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other expenses, net	$(510)	$(2,365)	$1,855	(78)%

Other expenses, net decreased by $1.9 million, or (78)%, in fiscal 2024 compared to fiscal 2023. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.
Provision for Income Taxes

	Year Ended January 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,039	$1,013	$26	3%

Provision for income taxes increased by de minimis, or 3%, in fiscal 2024 compared to fiscal 2023. The changes were primarily due to a partial release of valuation allowance, of which $0.4 million tax benefit was directly related to the acquisition of BluBracket, Inc. In connection with the BluBracket acquisition, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during fiscal 2024, we released a total of $0.4 million of our U.S. valuation allowance. We continue to maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Liquidity and Capital Resources

As of January 31, 2024, we had cash, cash equivalents, and short-term investments of $1,278.6 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. Our short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $971.1 million as of January 31, 2024, and negative cash flows from operations in fiscal 2024, fiscal 2023, and fiscal 2022. While we expect to continue to incur operating losses in the foreseeable future, we have generated positive cash flows from operations in recent quarters. We may continue to have positive cash flows in the future, or we may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, including our repurchases of common stock pursuant to our stock repurchase program. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023	2022

Net cash used in operating activities	$(10,851)	$(84,462)	$(56,215)
Net cash used in investing activities	$(535,171)	$(8,998)	$(6,596)
Net cash provided by financing activities	$23,302	$21,983	$1,147,846

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

Net cash used in operating activities during fiscal 2024 was $10.9 million, which resulted from a net loss of $190.7 million, adjusted for non-cash charges of $170.2 million and net cash inflow of $9.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $170.6 million for stock-based compensation expense, $9.5 million for depreciation and amortization expense, and $3.1 million for non-cash operating lease costs, offset by $12.7 million for accretion of discounts on investments and $0.4 million for deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $59.3 million increase in deferred revenue due to increased billings and a $0.4 million increase in accrued expenses and other liabilities. These cash inflows were partially offset by a $20.4 million increase in account receivable due to higher billings and timing of collections from our customers, a $12.7 million increase in prepaid expenses and other assets, a $6.2 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.7 million decrease in account payable due to timing of payments to our vendors, a $3.4 million decrease in lease liabilities due to payments to our landlords, a $2.6 million decrease in accrued compensation and benefits primarily due to accrued sales commissions and accrued payroll taxes, and a $1.1 million decrease in customer deposits from advance invoicing in accordance with our subscription contracts.
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

Investing Activities

Net cash used in investing activities during fiscal 2024 of $535.2 million was due to a $811.8 million cash outflow in purchases of short-term investments, a $20.9 million cash outflow in a business combination, and a $11.3 million outflow in capitalized internal-use software for our cloud platform, offset by a $283.2 million and $26.4 million of cash inflows from maturities and sales of investments, respectively.
Net cash used in investing activities during fiscal 2023 of $9.0 million was primarily comprised of $8.7 million capitalized internal-use software for our cloud platform and $0.3 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $23.3 million during fiscal 2024 was due to $17.6 million proceeds from stock purchased by employees under the 2021 Employee Stock Purchase Plan ("ESPP"), and $6.0 million net proceeds from the exercise of stock options, offset by $0.3 million outflow for payment of taxes related to net share settlement.
Net cash provided by financing activities of $22.0 million during fiscal 2023 was due to $17.2 million proceeds from stock purchased by employees under the ESPP, and $5.0 million net proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of taxes related to net share settlement.
Contractual Obligations and Commitments
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $4.6 million is due in the next 12 months and $10.8 million is due thereafter. As of January 31, 2024, we have non-cancellable hosting infrastructure commitments of $7.1 million due in the next 12 months and $2.9 million due thereafter. Also, as of January 31, 2024, we have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business payments of $10.5 million due in the next 12 months and $1.6 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts described above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included above.
74

Purchase orders issued in the ordinary course of business are not included above, as our purchase orders represent authorizations to purchase rather than binding agreements.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
72

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures during fiscal 2024.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds. As of January 31, 2024, we had cash, cash equivalents, and short-term investments of $1,278.6 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. As of fiscal 2024, we have not entered into investments for trading or speculative purposes, but we may do so in the future. Due to the short-term nature of our investment portfolio and type of investments included in our portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. Declines in interest rates, however, would reduce our future interest income.
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

Item 8. Financial Statements and Supplementary Data
HASHICORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of HashiCorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HashiCorp, Inc. and subsidiaries (the "Company") as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
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
•We tested the effectiveness of management’s controls over the review of customer contracts, including the identification of performance obligations, and the estimate of standalone selling prices for self-managed licenses and support.
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
March 20, 2024
We have served as the Company’s auditor since 2019.

HASHICORP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$763,414	$1,286,134
Short-term investments	515,163	—
Accounts receivable, net of allowance	182,614	162,369
Deferred contract acquisition costs	50,285	42,812
Prepaid expenses and other current assets	30,075	17,683
Total current assets	1,541,551	1,508,998
Property and equipment, net	33,933	24,594
Operating lease right-of-use assets	11,508	12,560
Deferred contract acquisition costs, non-current	80,055	81,286
Acquisition-related intangible assets, net	11,611	—
Goodwill	12,197	—
Other assets, non-current	1,092	902
Total assets	$1,691,947	$1,628,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,081	$12,450
Accrued expenses and other current liabilities	11,118	6,783
Accrued compensation and benefits	56,007	58,628
Operating lease liabilities	4,025	3,380
Deferred revenue	334,894	272,909
Customer deposits	25,627	26,699
Total current liabilities	440,752	380,849
Deferred revenue, non-current	26,659	29,335
Operating lease liabilities, non-current	10,008	12,093
Other liabilities, non-current	1,535	713
Total liabilities	478,954	422,990
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of January 31, 2024 and January 31, 2023, respectively; 125,333 and 88,823 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	1	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of January 31, 2024 and January 31, 2023, respectively; 73,921 and 101,145 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	2	2
Additional paid-in capital	2,184,451	1,985,747
Accumulated other comprehensive loss	(393)	—
Accumulated deficit	(971,068)	(780,400)
Total stockholders’ equity	1,212,993	1,205,350
Total liabilities and stockholders’ equity	$1,691,947	$1,628,340
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue:
License	$67,612	$64,273	$47,504
Support	420,948	349,855	247,566
Cloud-hosted services	76,086	46,860	18,613
Total subscription revenue	564,646	460,988	313,683
Professional services and other	18,491	14,901	7,086
Total revenue	583,137	475,889	320,769
Cost of revenue:
Cost of license	1,968	1,753	221
Cost of support	58,208	48,112	38,080
Cost of cloud-hosted services	30,447	22,589	14,031
Total cost of subscription revenue	90,623	72,454	52,332
Cost of professional services and other	18,076	14,515	11,108
Total cost of revenue	108,699	86,969	63,440
Gross profit	474,438	388,920	257,329
Operating expenses:
Sales and marketing	369,164	355,826	269,504
Research and development	222,553	195,384	165,031
General and administrative	136,999	134,997	112,108
Total operating expenses	728,716	686,207	546,643
Loss from operations	(254,278)	(297,287)	(289,314)
Interest income	65,159	26,367	319
Other expenses, net	(510)	(2,365)	(157)
Loss before income taxes	(189,629)	(273,285)	(289,152)
Provision for income taxes	1,039	1,013	986
Net loss	$(190,668)	$(274,298)	$(290,138)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(1.47)	$(3.48)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	193,825	186,029	83,277
The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(190,668)	$(274,298)	$(290,138)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Unrealized gains on available-for-sale investments	107	—	—
Foreign currency forward contracts:
Unrealized losses on foreign currency forward contracts	(500)	—	—
Other comprehensive loss, net of tax	(393)	—	—
Total comprehensive loss	$(191,061)	$(274,298)	$(290,138)

The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	94,128	$349,113	65,578	$1	$94,159	$—	$(215,964)	$(121,804)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(94,128)	(349,113)	94,128	1	349,112	—	—	349,113
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	16,530	1	1,246,924	—	—	1,246,925
Issuance of common stock for restricted stock awards	—	—	11	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,962	—	5,036	—	—	5,036
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Issuance of common stock upon settlement of restricted stock units	—	—	4,355	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(1,397)	—	(110,989)	—	—	(110,989)
Stock-based compensation	—	—	—	—	204,130	—	—	204,130
Net loss	—	—	—	—	—	—	(290,138)	(290,138)
Balance as of January 31, 2022	—	$—	182,167	$3	$1,788,390	$—	$(506,102)	$1,282,291
Issuance of common stock upon exercise of stock options	—	—	2,856	—	5,034	—	—	5,034
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Issuance of common stock upon settlement of restricted stock units	—	—	4,244	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(13)	—	(248)	—	—	(248)
Issuance of common stock under employee stock purchase plan	—	—	714	—	17,197	—	—	17,197
Stock-based compensation	—	—	—	—	175,368	—	—	175,368
Net loss	—	—	—	—	—	—	(274,298)	(274,298)
Balance as of January 31, 2023	—	$—	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	—	—	2,934	—	6,003	—	—	6,003
Issuance of common stock upon settlement of restricted stock units	—	—	5,556	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	(269)	—	—	(269)
Issuance of common stock under employee stock purchase plan	—	—	805	—	17,568	—	—	17,568
Stock-based compensation	—	—	—	—	175,402	—	—	175,402
Other comprehensive loss	—	—	—	—	—	(393)	—	(393)
Net loss	—	—	—	—	—	—	(190,668)	(190,668)
Balance as of January 31, 2024	—	$—	199,254	$3	$2,184,451	$(393)	$(971,068)	$1,212,993

The accompanying notes are an integral part of these consolidated financial statements.

HASHICORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(190,668)	$(274,298)	$(290,138)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	170,617	171,161	200,568
Depreciation and amortization expense	9,506	4,588	2,498
Non-cash operating lease cost	3,054	2,860	2,382
Accretion of discounts on marketable securities	(12,738)	—	—
Deferred income taxes	(414)	—	—
Other	138	(1)	14
Changes in operating assets and liabilities:
Accounts receivable	(20,392)	(35,556)	(33,364)
Deferred contract acquisition costs	(6,242)	(34,767)	(39,086)
Prepaid expenses and other assets	(12,656)	(61)	(13,626)
Accounts payable	(3,668)	(1,817)	8,464
Accrued expenses and other liabilities	438	2,609	(895)
Accrued compensation and benefits	(2,621)	1,689	32,379
Operating lease liabilities	(3,442)	(3,140)	(2,567)
Deferred revenue	59,309	78,955	75,992
Customer deposits	(1,072)	3,316	1,164
Net cash used in operating activities	(10,851)	(84,462)	(56,215)
Cash flows from investing activities
Business combination, net of cash acquired	(20,860)	—	—
Purchases of property and equipment	(697)	(252)	(214)
Capitalized internal-use software	(11,333)	(8,746)	(6,382)
Purchases of short-term investments	(811,838)	—	—
Proceeds from sales of short-term investments	26,372	—	—
Proceeds from maturities of short-term investments	283,185	—	—
Net cash used in investing activities	(535,171)	(8,998)	(6,596)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	1,252,974
Taxes paid related to net share settlement of equity awards	(269)	(248)	(105,642)
Proceeds from issuance of common stock upon exercise of stock options	6,003	5,034	5,036
Proceeds from issuance of common stock under employee stock purchase plan	17,568	17,197	—
Payments of deferred offering costs	—	—	(4,522)
Net cash provided by financing activities	23,302	21,983	1,147,846
Net increase (decrease) in cash, cash equivalents, and restricted cash	(522,720)	(71,477)	1,085,035
Cash, cash equivalents, and restricted cash beginning of period	1,286,134	1,357,611	272,576
Cash, cash equivalents, and restricted cash end of period	$763,414	$1,286,134	$1,357,611
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refund received	$1,430	$999	$739
Cash paid for operating lease liabilities	$4,047	$3,781	$3,291
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for new lease obligations	$2,002	$—	$2,036
Unpaid deferred offering costs	—	—	1,527
Unpaid taxes related to net share settlement of equity awards	—	—	5,347
Conversion of convertible preferred stock to common stock upon initial public offering	—	—	349,113
Unpaid acquisition holdback	$4,100	$—	$—
Capitalized stock-based compensation expense	$4,784	$4,207	$3,562
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of the Company’s subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Non monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollar using historical exchange rates. Remeasurement gains and losses are included within other income, net in the accompanying consolidated statements of operations. Remeasurement gains and losses were not material to the consolidated financial statements for fiscal 2024, fiscal 2023, and fiscal 2022.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Such management estimates include, but are not limited to, the determination of standalone selling prices of the Company’s performance obligations, the estimated period of benefit of deferred contract acquisition costs, the fair value of share-based awards, capitalization of software development costs, discount rates used to measure operating leases, valuation of acquired intangible assets and goodwill, and the valuation allowance on deferred tax assets and uncertain tax positions. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
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
The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022

Beginning balance	$13	$20	$36
Bad debt expense	—	—	14
Write-offs, net of recoveries	(13)	(7)	(30)
Ending balance	$—	$13	$20
When management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable, both the gross accounts receivable and the full allowance on that receivable are written off.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company invests its excess cash in highly-rated money market funds. The Company extends credit to customers in the normal course of business. The Company monitors for uncollectible accounts on an ongoing basis. There were no customers that individually exceeded 10% of the Company’s revenue for fiscal 2024, fiscal 2023, and fiscal 2022.
As of January 31, 2024 and 2023, one cloud service provider marketplace represented 20% and 11%, respectively, of accounts receivable, net. As of January 31, 2023, one customer represented 11%, of accounts receivable, net and no customer represented 10% or more of accounts receivable, net as of January 31, 2024.
Property and Equipment, net
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterment that substantially enhance the life of an asset are capitalized.

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
The Company receives payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 to 60 days. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Contract assets were $3.8 million and $4.9 million as of January 31, 2024 and January 31, 2023, respectively, and are included in accounts receivable, net in the consolidated balance sheets.
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
The lease liability is measured as the present value of the remaining lease payments over the lease term upon the lease commencement date. The right-of-use asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments and lease incentives. The discount rate used to determine the present value is the Company’s incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. The Company estimates its incremental borrowing rate based on the information available at lease commencement date for collateralized borrowings in the currency in which the arrangement is denominated over a similar term.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs, such as salaries, sales commissions that are recognized as expenses over the period of benefit, bonuses, benefits, stock-based compensation, costs related to marketing programs, travel-related costs, software and subscription services dedicated for use by our sales and marketing organization and allocated overhead.
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
Capitalized Software Development Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is generally no significant passage of time between achievement of technological feasibility and the availability of the Company’s enterprise software for general release, and the majority of the Company’s software is open-source. Therefore, the Company has not capitalized any software costs through fiscal 2024, fiscal 2023 and fiscal 2022. All software development costs have been charged to research and development expense in the consolidated statements of operations as incurred.
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
Advertising Costs
Advertising costs, which are expensed when incurred, are included in sales and marketing expense in the consolidated statements of operations, and were $15.4 million, $11.1 million, and $6.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of purchase consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of January 31, 2024.

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill, or a significant decrease in expected cash flows.
As of January 31, 2024, the Company has not had any goodwill impairment.

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

Available-for-sale securities are recorded at fair value each reporting period, and are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in interest income in the consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets until realized.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other expense, net in the consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the consolidated balance sheets with a corresponding charge in other expense, net, net in the consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive loss.

As of January 31, 2024, the Company did not identify any credit losses on short-term investments. Realized gains and losses on the sale of short-term investments are determined on a specific identification method and are recorded in other expenses, net in the consolidated statements of operations. As of January 31, 2024, the realized gains and losses on the sale of short-term investments were not material.

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
The Company recognizes all forward contracts as either assets or liabilities on the consolidated balance sheets at fair value. Gains and losses on each forward contract are initially reported as a component of AOCI, and subsequently reclassified into cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The Company evaluates the effectiveness of its cash flow hedges on a quarterly basis and does not exclude any component of the changes in fair value of the derivative instruments for effectiveness testing purposes. The Company classifies cash flows related to its cash flow hedges as operating activities in its consolidated statements of cash flows.
The Company has master netting agreements with each of its counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. The Company does not have collateral requirements with any of its counterparties. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in the consolidated financial statements.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant (including stock options, restricted stock units ("RSU") and ESPP participation). For awards with a service-based vesting condition, the related stock-based compensation expense is recognized over the vesting period of the entire award using the straight-line attribution method. For awards that include both a performance and service condition, the Company amortizes stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance. The Company recognizes forfeitures as they occur.
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date.
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
Net Loss per Share Attributable to Common Stockholders
The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. As the Company has net losses for the periods presented, all potentially dilutive common stock, which are comprised of stock options, RSUs, early exercised options, and ESPP rights, are anti-dilutive. Diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive loss was comprised of unrealized gain (losses) from available-for-sale investments and unrealized losses related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker, or CODM. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. Substantially all of the Company’s long-lived assets were held in the United States as of January 31, 2024 and 2023. The Company presents revenue by region in Note 5 to the consolidated financial statements.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 31, 2024 and 2023, the Company has recorded a full valuation allowance against its net U.S. federal and state deferred tax assets.
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
Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, short-term investments, derivative instruments, accounts payable, and accrued liabilities. Cash equivalents and short-term investments are stated at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. See "Note 7. Fair Value Measurements" for additional information.
Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There have been no employer contributions under this plan to date.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning January 31, 2024, and interim periods beginning April 30, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 31, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
3. Business Combinations

On June 2, 2023 (the "Closing"), the Company acquired all outstanding share capital of BluBracket, Inc. (the “BluBracket acquisition”). BluBracket was a Palo Alto-based security startup that developed a code security solution that identifies, prevents, and resolves potential risks in source code, development environments, and pipelines. The Company expects that the BluBracket technology will enable our customers to have full visibility into their entire secrets inventory, complementing our Vault product offering. The aggregate purchase price was $25.1 million settled in cash (the "Purchase Price") of which $4.2 million was held back at Closing to satisfy indemnification obligations of BluBracket (the "Holdback"). As of January 31, 2024, $0.1 million of the Holdback has been paid, $3.6 million is accrued as a current liability, and $0.5 million is accrued as a non-current liability in the consolidated balance sheet. The Purchase Price excludes retention agreements entered into with certain employees of BluBracket, pursuant to which the Company will pay up to an aggregate of $5.0 million in cash (the “Retention Payments”). The vesting and payout of the Retention Payments is subject to continued employment and achievement of certain semi-annual milestones over two years following the Closing. The Retention Payment is recorded as post-combination compensation expense within research and development in the consolidated statements of operations over the requisite service period. In fiscal year 2024, the Company recognized compensation expense of $1.7 million related to the Retention Payment agreements.

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

The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred. The Company incurred $0.5 million in acquisition-related costs which were recorded in general and administrative expense in the consolidated statements of operations during the twelve months ended January 31, 2024.
4. Goodwill and Acquisition-related Intangible Assets, Net

Goodwill

Goodwill as of January 31, 2024 was $12.2 million. No goodwill was recorded as of January 31, 2023. The changes in the carrying amount of goodwill for the periods presented were as follows (in thousands):

Balance as of January 31, 2023	$—
BluBracket, Inc. (Note 3)	12,265
Less: Measurement period adjustment	(68)
Balance as of January 31, 2024	$12,197

Acquisition-related Intangible Assets, Net

Acquisition-related intangible assets, net consisted of the following as of January 31, 2024 (in thousands except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,500	$1,668	$10,832	4.3
Customer relationship	$1,000	$221	$779	2.3

Acquired intangible assets are recorded at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of acquired developed technology is included in cost of cloud-hosted services in the consolidated statements of operations and was $1.7 million during the year ended January 31, 2024. Amortization expense of customer relationship is included in sales and marketing in the consolidated statements of operations, and was $0.2 million during the year ended January 31, 2024.

Estimated future amortization expense as of January 31, 2024 is as follows (in thousands):

Year ending January 31,	Amount
2025	$2,833
2026	2,833
2027	2,612
2028	2,500
2029 and thereafter	833
Total	$11,611
5. Revenue and Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (dollars in thousands):

	Year Ended January 31,
	2024		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$67,612	12%	$64,273	14%	$47,504	15%
Support	420,948	72	349,855	73	247,566	77
Cloud-hosted services	76,086	13	46,860	10	18,613	6
Total subscription revenue	564,646	97	460,988	97	313,683	98
Professional services and other	18,491	3	14,901	3	7,086	2
Total revenue	$583,137	100%	$475,889	100%	$320,769	100%
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Year Ended January 31,
	2024		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$408,211	70%	$345,973	73%	$235,428	73%
Rest of the world	174,926	30	129,916	27	85,341	27
Total	$583,137	100%	$475,889	100%	$320,769	100%
No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.
Contract Balances
Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Balance, beginning of period	$302,244	$223,289	$147,297
Deferred revenue billings including reclassification to deferred revenue from customer deposits	643,541	552,799	395,153
Recognition of revenue, net of change in unbilled accounts receivable*	(584,232)	(473,844)	(319,161)
Balance, end of period	$361,553	$302,244	$223,289
* Reconciliation to Revenue Reported per Consolidated Statements of Operations:
Revenue billed as of the end of the period	$584,232	$473,844	$319,161
Increase in total unbilled accounts receivable	(1,095)	2,045	1,608
Revenue reported per Consolidated Statements of Operations	$583,137	$475,889	$320,769

Unbilled accounts receivable represent revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of January 31, 2024 and 2023, unbilled accounts receivable of approximately $3.8 million and $4.9 million, respectively, were included in accounts receivable on the Company’s consolidated balance sheets.
Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2024 and 2023, the Company had $775.8 million, and $647.1 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of January 31, 2024 and January 31, 2023, the Company expected to recognize approximately 59% and 58%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of January 31,
	2024	2023
Within the next 12 months	$22,882	$22,657
After the next 12 months	2,745	4,042
Total	$25,627	$26,699

6. Short-term Investments

The following tables summarize the fair values of the Company’s short-term investments (in thousands):

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$244,778	$150	$(141)	$244,787
U.S. agency obligations	79,693	50	(23)	79,720
Corporate notes and bonds	103,552	141	(70)	103,623
Commercial paper	46,523	—	—	46,523
Certificates of deposit	40,510	—	—	40,510
Total short-term investments	$515,056	$341	$(234)	$515,163

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term investments with an unrealized loss at January 31, 2024, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments, and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore, no allowance for expected credit losses was recorded as of January 31, 2024. Realized gains (losses) were not material during the year ended January 31, 2024.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$447,001	$446,902
Due after one year through five years	68,055	68,261
Total	$515,056	$515,163
7. Fair Value Measurements
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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$63,137	$—	$—	$63,137
U.S. treasury securities	Level 2	9,495	—	—	9,495
Commercial paper	Level 2	10,981	—	—	10,981
Total assets measured at fair value included in cash and cash equivalents		$83,613	$—	$—	$83,613
Short-term Investments:
U.S. treasury securities	Level 2	$244,778	150	(141)	$244,787
U.S. agency obligations	Level 2	79,693	50	(23)	79,720
Corporate notes and bonds	Level 2	103,552	141	(70)	103,623
Commercial paper	Level 2	46,523	—	—	46,523
Certificates of deposit	Level 2	40,510	—	—	40,510
Total short-term investments		$515,056	$341	$(234)	$515,163
Derivative instruments:
Foreign currency forward contracts	Level 2	—	—	18	18
Total assets measured at fair value		$598,669	$341	$(216)	$598,794
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$518	$518
Total derivative instruments		—	—	518	518
Total liabilities measured at fair value		$—	$—	$518	$518

	Fair Value Measurement As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$169,904	$—	$—	$169,904
Total cash and cash equivalents		169,904	—	—	169,904
Total assets measured at fair value		$169,904	—	—	$169,904

Money market funds are cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

The consolidated financial statements as of January 31, 2024 and January 31, 2023, do not include any nonrecurring fair value measurements relating to assets or liabilities. There were no transfers between fair value measurement levels during the year ended January 31, 2024 and January 31, 2023.

8. Derivative Instruments and Hedging

In June 2023, the Company began entering into foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks.

As of January 31, 2024, the Company’s foreign currency forward contracts had an aggregate notional amount of $49.3 million.
The following table summarizes the fair value of the Company’s derivative instruments on the consolidated balance sheets (in thousands):

	Balance Sheet Location	As of January 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$18
Total derivative assets		18
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$518
Total derivative liabilities		$518

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Year Ended January 31, 2024
Beginning balance	$—
Net losses recognized in other comprehensive income	(754)
Net gains reclassified from AOCI to earnings	254
Ending balance	$(500)

As of January 31, 2024, net unrealized loss included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.3 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months. The effect of foreign currency forward contracts were not material to consolidated statement of operations for the year ended January 31, 2024.
9. Balance Sheet Components

Property and Equipment, Net
Property and equipment, net are comprised of the following (in thousands):

	Estimated Useful life	As of January 31,
		2024	2023
Furniture and fixtures	5 years	$1,394	$1,292
Computers, equipment and software	3 years	684	581
Capitalized internal-use software development costs	5 years	41,934	25,817
Leasehold improvements	Shorter of useful life or lease term	5,725	5,138
Construction in progress(1)		—	47
Total property and equipment		49,737	32,875
Less: accumulated depreciation and amortization		(15,804)	(8,281)
Property and equipment, net		$33,933	$24,594
(1)This represents internal-use software not yet available for general release.

Total depreciation and amortization expense for fiscal 2024, fiscal 2023, and fiscal 2022 was $7.6 million, $4.5 million, and $2.5 million, respectively.

The Company capitalized $16.1 million and $13.0 million in internal-use software development costs during fiscal 2024 and fiscal 2023, respectively. Amortization expense associated with internal-use software development costs totaled $6.4 million and $3.4 million for fiscal 2024 and fiscal 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are comprised of the following (in thousands):

	As of January 31,
	2024	2023
Acquisition holdback, current	$3,554	$—
Accrued expenses	1,969	3,552
Customer overpayment	2,058	670
Sales tax payable	1,841	1,480
Accrued income taxes payable	1,178	1,081
Derivative liabilities	518	—
Total accrued expenses and other current liabilities	$11,118	$6,783

Accrued Compensation and Benefits

Accrued compensation and benefits are comprised of the following (in thousands):

	As of January 31,
	2024	2023
Accrued commissions	$15,366	$16,932
Accrued bonus	4,028	3,220
Accrued vacation	21,446	20,614
Accrued payroll and withholding taxes	8,911	11,574
ESPP employee contributions	3,293	4,247
Other	2,963	2,041
Total accrued compensation and benefits	$56,007	$58,628

Deferred Contract Acquisition Costs

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2024	2023	2022
Beginning balance	$124,098	$89,331	$50,245
Capitalization of contract acquisition costs	60,754	78,146	64,834
Amortization of deferred contract acquisition costs	(54,512)	(43,379)	(25,748)
Ending balance	$130,340	$124,098	$89,331
Deferred contract acquisition costs, current	$50,285	$42,812	$32,205
Deferred contract acquisition costs, non-current	80,055	81,286	57,126
Total deferred contract acquisition costs	$130,340	$124,098	$89,331
There were no impairment losses recognized for deferred contract acquisition costs during fiscal 2024, fiscal 2023, and fiscal 2022.
10. Leases
The Company leases office spaces under non-cancelable operating lease agreements, which expire at various dates through 2029. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities. Operating lease cost for these leases is recognized on a straight-line basis over the lease term, with variable lease costs recognized in the period incurred. These lease agreements do not contain residual value guarantees or restrictive covenants.
Lease costs
Lease costs were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Short-term lease costs	$654	$320	$333
Operating lease costs	3,647	3,512	3,106
Total lease costs	$4,301	$3,832	$3,439

Variable lease cost was not material for the years ended January 31, 2024, 2023, and 2022. There were no other lease components for the periods presented.
Lease term and discount rate information are summarized as follows:

	As of January 31,
	2024	2023	2022
Weighted average remaining lease terms (in years)	3.4	4.2	5.1
Weighted average discount rate	5.0%	3.8%	3.8%
Future lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2024 are as follows (in thousands):

Years Ending January 31,	Amount
2025	$4,646
2026	4,256
2027	4,285
2028	1,852
2029	447
Total minimum lease payments	15,486
Less imputed interest	(1,453)
Present value of future minimum lease payments	14,033
Less current lease liabilities	(4,025)
Operating lease liabilities, non-current	$10,008
There were no operating right-of-use asset impairment losses in fiscal 2024, fiscal 2023 and fiscal 2022.
11. Commitments and Contingencies
Letter of credit
As of January 31, 2024, the Company had one letter of credit outstanding which is not material. As of January 31, 2023 the Company had a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces.
Purchase commitments
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as software subscriptions and corporate events. As of January 31, 2024, the Company had outstanding hosting infrastructure commitments, and other commitments with a remaining term of 12 months or longer as follows (in thousands):

Years Ending January 31,	Hosting Infrastructure Commitments	Other Commitments	Total
2025	$7,093	$10,496	$17,589
2026	2,907	1,329	4,236
2027	—	231	231
Total	$10,000	$12,056	$22,056

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2024 and 2023.

12. Common Stock and Stockholders' Equity

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes.

Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Upon exercise, release, or transfer to a broker, equity plan administrator or other nominee, holders of shares of Class B common stock can convert Class B common stock to Class A common stock. Once converted or transferred and converted into Class A common stock, the Class B common stock may not be reissued. For the year ended January 31, 2024, a total of 27,223,638 shares of Class B common stock have been converted into Class A common stock.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of January 31,
	2024	2023
Options outstanding	6,364	9,315
Restricted stock units outstanding	12,067	11,588
Remaining shares available for future issuance under the 2021 Plan	24,956	21,466
2021 Employee Stock Purchase Plan	4,102	3,008
Total	47,489	45,377

A total of 29,058,446 shares of the Company’s Class A common stock shares are available for issuance under the 2021 Equity Incentive Plan ("2021 Plan") and the ESPP as of January 31, 2024.

Stock Options

Stock options must be granted with an exercise price equal to the fair market value of a share of common stock at the date of grant. Stock options generally have a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.

The following table summarizes stock option activity for the 2021 Plan (number of options outstanding and aggregate intrinsic value are in thousands):

	Options Outstanding
	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2023	9,315	$1.92	4.6	$281,837
Stock options exercised	(2,934)	$2.05		$67,598
Stock options cancelled/forfeited/expired	(17)	$23.62
Balance as of January 31, 2024	6,364	$1.81	3.6	$127,898
Exercisable as of January 31, 2024	6,351	$1.75	3.6	$127,896

Exercisable shares consist of 6,350,960 shares that are vested as of January 31, 2024. All shares with an early exercise provision have fully vested as of January 31, 2024.

No options were granted during the year end January 31, 2024 and 2023. There were no option grants to nonemployees and stock-based compensation was not material for nonemployees during the years ended January 31, 2024, 2023, and 2022. The weighted-average grant-date fair values of option awards granted during fiscal 2022 were $18.46 per share, respectively.

The total grant-date fair value of stock options vested was $1.1 million, $4.6 million and $6.5 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

The total intrinsic value of options exercised during fiscal 2024, fiscal 2023 and fiscal 2022 were $67.6 million, $94.1 million and $168.3 million, respectively.

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

RSUs granted prior to the IPO contained both service and performance conditions. The service-based vesting condition is subject to continuous service with the Company while the performance condition was satisfied in connection with the IPO. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based condition became probable and the Company recognized a cumulative $190.5 million stock-based compensation expense related to the outstanding RSUs through January 31, 2022.

The Company’s summary of RSUs activity under the 2014 Plan and the 2021 Plan is as follows (shares in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2023	11,588	$42.48
RSUs granted	8,524	$28.16
RSUs released	(5,556)	$38.28
RSUs cancelled	(2,489)	$36.70
Outstanding and unvested at January 31, 2024	12,067	$35.48

The total grant-date fair value of RSUs vested was $212.7 million, $144.3 million, and $71.1 million during the year ended January 31, 2024, 2023 and 2022.

Employee Stock Purchase Plan

In December 2021, the Company adopted the ESPP, which became effective upon completion of the IPO. A total of 4,102,133 and 3,007,528 shares of Class A common stock are available for sale under the ESPP as of January 31, 2024 and January 31, 2023. For the year ended January 31, 2024, the Company recognized $13.1 million of stock-based compensation expense related to the ESPP. As of January 31, 2024, unrecognized stock-based compensation expense related to the ESPP was approximately $18.9 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company’s current offering period began December 15, 2023 and is expected to end December 15, 2025.
In June 2023 and December 2023, employees purchased 426,193 and 378,806 shares of our common stock under the ESPP at a purchase price of $23.97 and $19.47 per share, resulting in total cash proceeds of $10.2 million and $7.4 million. ESPP employee payroll contributions accrued as of January 31, 2024 and January 31, 2023 were $3.3 million and $4.2 million, respectively, and are reported within accrued compensation and benefits in the consolidated balance sheets. Payroll contributions accrued as of January 31, 2024 will be used to purchase shares at the end of the current purchase period ending on June 15, 2024. Payroll contributions ultimately used to purchase shares will be reclassified as stockholders’ equity on the purchase date.

The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover initially occurred when the Company’s closing stock price on June 15, 2022 was below the closing stock price on December 8, 2021, triggering a new 24-month offering period through June 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $4.9 million. Another ESPP rollover occurred when the Company’s closing stock price on December 15, 2022 was below the closing stock price on June 15, 2022, triggering a new 24-month offering period through December 15, 2024. This rollover was accounted for as a modification to the original offering and resulted in incremental compensation cost of $5.2 million. Subsequently, another ESPP rollover occurred when the Company's closing stock price on December 15, 2023 was below the closing stock price on June 15, 2023, triggering a new 24-month offering period through December 15, 2025 and resulting in incremental compensation cost of $10.9 million. The unrecognized compensation cost from the original offering plus the incremental compensation cost as a result of the modification is recognized over the requisite service period of the new 24-month offering through December 15, 2025.

The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in December 2021:

	Year Ended January 31,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	44.49% - 83.80%	44.49% - 69.11%
Risk-free interest rate	0.16% - 5.26%	0.16% - 4.64%
Dividend yield	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cost of support	$9,819	$8,485	$8,073
Cost of cloud-hosted services	2,195	2,761	2,482
Cost of professional services and other	2,654	2,555	3,367
Sales and marketing	54,861	58,205	64,991
Research and development	49,401	46,255	67,865
General and administrative	51,687	52,900	53,790
Stock-based compensation expenses, net of amounts capitalized	$170,617	$171,161	$200,568
Capitalized stock-based compensation	4,785	4,207	3,562
Total stock-based compensation expense	$175,402	$175,368	$204,130
As of January 31, 2024 and 2023, total unrecognized stock-based compensation expense related to RSUs was approximately $339.6 million and $352.2 million, respectively. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years and 2.6 years, respectively.
As of January 31, 2024, and 2023, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.2 million and $1.3 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.0 year and 1.2 years, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(190,668)	$(274,298)	$(290,138)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	193,825	186,029	83,277
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.98)	$(1.47)	$(3.48)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2024	2023	2022
Stock awards	18,431	20,903	22,788
Share purchase rights under the ESPP	1,437	1,761	704
Class A and Class B common stock subject to repurchase	—	—	5
Total	19,868	22,664	23,497

14. Reduction In Workforce and Related Charges
On June 7, 2023, the Company announced a workforce reduction plan impacting approximately 8% of the Company’s workforce. The workforce reduction plan was intended to increase operational efficiency, decrease costs and increase profitability. As of January 31, 2024, the Company has completed the reduction plan. As of January 31, 2024, the reduction in workforce liability was paid in full.
During the year ended January 31, 2024, the Company incurred $7.3 million of charges related to the plan, consisting of $6.1 million of employee severance, $0.3 million in payroll taxes, and $0.9 million in other plan-related charges. These charges were recorded within the consolidated statements of operations, of which, $4.4 million was recorded in sales and marketing, $1.7 million in research and development, and $0.6 million in general and administrative. The remaining $0.6 million was recorded in cost of revenues. The $7.3 million of cash charges described above were offset by a $2.1 million benefit in stock-based compensation expense, primarily due to reversal of stock-based compensation for amounts that were not vested under the terms and conditions of the original award.
15. Income Taxes
The Company’s loss before income taxes was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Domestic	$(198,734)	$(279,675)	$(294,299)
International	9,105	6,390	5,147
Loss before income taxes	$(189,629)	$(273,285)	$(289,152)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current provisions for income taxes:
Federal	$22	$—	$—
State	163	54	48
Foreign	1,326	1,118	1,125
Total current tax expense	1,511	1,172	1,173

Deferred tax expense:
Federal	(415)	—	—
State	—	—	—
Foreign	(57)	(159)	(187)
Total deferred tax expense	(472)	(159)	(187)

Provision for income taxes	$1,039	$1,013	$986
The reconciliation of the statutory federal income tax and the Company's effective income tax is as follows:

	Year Ended January 31,
	2024	2023	2022
U.S. federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.1%	4.5%	8.2%
Foreign earnings taxed at different rate	0.6%	0.5%	0.6%
Stock-based compensation	(9.1)%	(4.2)%	13.1%
Non-deductible expenses and other	1.1%	1.2%	(0.7)%
Research and development credits	6.6%	4.6%	2.9%
Change in valuation allowance, net	(25.9)%	(28.0)%	(45.4)%
Effective tax rate	(0.6)%	(0.4)%	(0.3)%
The components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Deferred tax assets:
Net operating losses	$183,614	$172,911
Sec 174 Capitalization	86,649	58,099
Deferred revenue	17,595	9,679
Lease liability	3,004	3,909
Other accruals	5,517	5,030
Stock-based compensation	12,490	21,988
Credit carryforwards	58,054	39,697
Total deferred tax assets	$366,923	$311,313

	Year Ended January 31,
	2024	2023
Deferred tax liabilities:
Fixed assets	$(9,665)	$(5,064)
Right-of-use asset	(2,380)	(3,171)
Deferred commissions	(32,379)	(31,332)
Total deferred tax liabilities	$(44,424)	$(39,567)
Net deferred tax assets	$322,499	$271,746
Valuation allowance	(321,944)	(271,244)
Deferred tax assets, net of valuation allowance	$555	$502
The Company has recorded income tax expense for the year ended January 31, 2024 in the amount of $1.0 million of tax expense for U.S. states as well as its foreign subsidiaries which are profitable as a result of intercompany compensation. The Company also recorded income tax benefits of $0.4 million due to the acquisition of BluBracket for the year ended January 31, 2024. Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. A valuation allowance has been provided by the Company against federal and state deferred tax assets. Overall, the valuation allowance increased by $50.7 million and $76.4 million for fiscal 2024 and fiscal 2023, respectively.
As of January 31, 2024, the Company has U.S. federal and state net operating loss ("NOL") carryforwards of approximately $690.4 million and $602.2 million, respectively. The federal NOL does not expire since all balances relate to losses incurred after January 1, 2018, whereas the state NOL will start expiring from 2026. The Company also has federal and state research credit carryforwards of $56.4 million and $19.7 million respectively. The federal tax credit carryforwards will begin to expire in 2035, if not utilized. The state credit carryforwards have no expiration date.
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
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable R&E activity performed outside the United States). The Company generated a deferred tax asset of $86.6 million for capitalized R&E expenditures for the year ended January 31, 2024 which is fully offset with a valuation allowance.
A deferred tax liability has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. Income taxes are generally incurred upon a repatriation of assets, a sale, or a liquidation of the subsidiary. The excess of the amount for financial reporting over the tax basis in the investments in foreign subsidiaries, as well as the unrecognized deferred tax liability, are not material for the periods presented.

Unrecognized Tax Benefits
The Company’s reconciliation of the total amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Unrecognized tax benefits as of the beginning of the year	$10,402	$4,849	$1,730
Increases related to prior year tax provisions	868	1,333	475.00
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	4,063	4,220	2,644
Unrecognized tax benefits as of the end of the year	$15,333	$10,402	$4,849
The Company had unrecognized tax benefits of approximately $15.3 million and $10.4 million, respectively, as of January 31, 2024 and 2023 which are attributable to federal and state research credits. These unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of this date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation. As of January 31, 2024 the Company is not currently under any audits.
16. Subsequent Events
The Company evaluated subsequent events through March 20, 2024, which is the date the audited consolidated financial statements were available to be issued.
In February 2024, the Company signed an agreement with a cloud service provider. Under that agreement the Company has minimum spend commitments of $18.5 million in the 12 months ending February 2025, and $20.0 million in the 12 months ending February 2026, $22.5 million in the 12 months ending February 2027, $24.0 million in the 12 months ending February 2028, and $25.0 million in the 12 months ending February 2029.
In February 2024, the Company's Board of Directors approved a share repurchase program for up to $250.0 million of the Company's common stock.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of HashiCorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of HashiCorp, Inc. and subsidiaries (the “Company”) as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2024, of the Company and our report dated March 20, 2024, expressed an unqualified opinion on those financial statements.
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
March 20, 2024

Item 9B. Other Information.
Rule 10b5-1 Trading Plans

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2024 annual general meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC within 120 days after the end of our year ended January 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

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
(a)(3)Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.1	02/29/2024

4.1	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 6, 2020, as amended.	S-1	333-260757	4.1	11/04/2021

4.2	Form of Class A common stock certificate of the Registrant.	S-1/A	333-260757	4.2	11/17/2021

4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-41121	4.3	03/25/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-260757	10.1	11/4/2021

10.2+	2014 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-260757	10.2	11/4/2021

10.3+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-260757	10.3	11/4/2021

10.4+	2021 Employee Stock Purchase Plan.	S-1	333-260757	10.4	11/4/2021

10.5+	Confirmatory Offer Letter between the Registrant and Armon Dadgar.	S-1	333-260757	10.5	11/4/2021

10.6+	Confirmatory Offer Letter between the Registrant and Marc Holmes.	S-1	333-260757	10.6	11/4/2021

10.7+	Confirmatory Offer Letter between the Registrant and David McJannet.	S-1	333-260757	10.7	11/4/2021

10.8+	Confirmatory Offer Letter between the Registrant and Brandon Sweeney.	S-1	333-260757	10.8	11/4/2021

10.9+	Confirmatory Offer Letter between the Registrant and Navam Welihinda.	S-1	333-260757	10.9	11/4/2021

10.10+	Offer Letter between the Company and Susan St. Ledger.	10-Q	001-41121	10.10	12/7/2023

10.11*+	Offer Letter between the Company and Michael Weingartner.

10.12+	Executive Incentive Compensation Plan.	S-1	333-260757	10.10	11/4/2021

10.13+	Form of Change in Control and Severance Agreement between the Registrant and each of its executive officers.	S-1/A	333-260757	10.10	11/17/2021

10.14+	Outside Director Compensation Policy.	10-K	001-41121	10.12	3/27/2023

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*+	Executive Compensation Clawback Policy

101	The following financial information from HashiCorp, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: March 20, 2024	By:	/s/ Navam Welihinda
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

Signature	Title	Date

/s/ David McJannet	Chief Executive Officer and Chairman of the Board	March, 20, 2024
David McJannet	(Principal Executive Officer)

/s/ Navam Welihinda	Chief Financial Officer	March, 20, 2024
Navam Welihinda	(Principal Financial and Accounting Officer)

/s/ Armon Dadgar	Director	March, 20, 2024
Armon Dadgar

/s/ Susan St. Ledger	Director	March, 20, 2024
Susan St. Ledger

/s/ Todd Ford	Director	March, 20, 2024
Todd Ford

/s/ David Henshall	Director	March, 20, 2024
David Henshall

/s/ Glenn Solomon	Director	March, 20, 2024
Glenn Solomon

/s/ Sigal Zarmi	Director	March, 20, 2024
Sigal Zarmi