Form 10-Q
period 2024-04-30
HashiCorp, Inc.
filed 2024-05-30
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2024, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 152,446,678 and 48,596,759, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	As of
	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$594,738	$763,414
Short-term investments	713,099	515,163
Accounts receivable, net of allowance	106,071	182,614
Deferred contract acquisition costs	48,988	50,285
Prepaid expenses and other current assets	39,619	30,075
Total current assets	1,502,515	1,541,551
Deferred contract acquisition costs, non-current	75,263	80,055
Acquisition-related intangible assets, net	10,903	11,611
Goodwill	12,197	12,197
Other assets, non-current	47,695	46,533
Total assets	$1,648,573	$1,691,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,404	$9,081
Accrued expenses and other current liabilities	17,087	15,143
Accrued compensation and benefits	48,049	56,007
Deferred revenue	297,302	334,894
Customer deposits	22,402	25,627
Total current liabilities	402,244	440,752
Deferred revenue, non-current	24,383	26,659
Other liabilities, non-current	10,367	11,543
Total liabilities	436,994	478,954
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of April 30, 2024 and January 31, 2024, respectively; 139,601 and 125,333 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	2	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of April 30, 2024 and January 31, 2024, respectively; 61,369 and 73,921 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	1	2
Additional paid-in capital	2,235,808	2,184,451
Accumulated other comprehensive loss	(2,036)	(393)
Accumulated deficit	(1,022,196)	(971,068)
Total stockholders’ equity	1,211,579	1,212,993
Total liabilities and stockholders’ equity	$1,648,573	$1,691,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
License	$16,349	$15,158
Support	113,632	101,913
Cloud-hosted services	24,590	16,544
Total subscription revenue	154,571	133,615
Professional services and other	6,008	4,368
Total revenue	160,579	137,983
Cost of revenue:
Cost of license	537	585
Cost of support	15,199	14,843
Cost of cloud-hosted services	8,898	7,028
Total cost of subscription revenue	24,634	22,456
Cost of professional services and other	5,678	4,332
Total cost of revenue	30,312	26,788
Gross profit	130,267	111,195
Operating expenses:
Sales and marketing	93,142	90,564
Research and development	58,835	54,193
General and administrative	46,002	34,248
Total operating expenses	197,979	179,005
Loss from operations	(67,712)	(67,810)
Interest income	17,207	14,980
Other income (expense), net	38	(120)
Loss before income taxes	(50,467)	(52,950)
Provision for income taxes	661	308
Net loss	$(51,128)	$(53,258)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.26)	$(0.28)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	200,073	190,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(51,128)	$(53,258)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Net unrealized losses on available-for-sale investments	(1,303)	(66)
Foreign currency forward contracts:
Unrealized losses on foreign currency forward contracts	(340)	—
Other comprehensive loss, net of tax	(1,643)	(66)
Total comprehensive loss	$(52,771)	$(53,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2024	199,254	$3	$2,184,451	$(393)	$(971,068)	$1,212,993
Issuance of common stock upon exercise of stock options	464	—	1,681	—	—	1,681
Issuance of common stock upon settlement of restricted stock units	1,253	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(31)	—	—	(31)
Stock-based compensation	—	—	49,707	—	—	49,707
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	—	(51,128)	(51,128)
Balance as of April 30, 2024	200,970	$3	$2,235,808	$(2,036)	$(1,022,196)	$1,211,579

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Issuance of common stock for restricted stock awards	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(51,128)	$(53,258)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	48,817	40,163
Depreciation and amortization expense	3,117	1,583
Non-cash operating lease cost	909	733
Accretion of discounts on marketable securities	(3,550)	(1,345)
Other	11	(28)
Changes in operating assets and liabilities:
Accounts receivable	76,507	59,433
Deferred contract acquisition costs	6,088	876
Prepaid expenses and other assets	(9,601)	(10,346)
Accounts payable	8,187	1,020
Accrued expenses and other liabilities	(158)	(2,243)
Accrued compensation and benefits	(7,958)	(5,075)
Deferred revenue	(39,868)	(25,830)
Customer deposits	(3,225)	(1,809)
Net cash provided by operating activities	28,148	3,874
Cash flows from investing activities
Purchases of property and equipment	(232)	(391)
Capitalized internal-use software	(2,523)	(2,739)
Purchases of short-term investments	(439,213)	(342,330)
Proceeds from sales of short-term investments	49,071	21,239
Proceeds from maturities of short-term investments	194,477	—
Net cash used in investing activities	(198,420)	(324,221)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(31)	(9)
Payments related to acquisition holdback	(54)	—
Proceeds from issuance of common stock upon exercise of stock options	1,681	1,013
Net cash provided by financing activities	1,596	1,004
Net decrease in cash, cash equivalents, and restricted cash	(168,676)	(319,343)
Cash, cash equivalents, and restricted cash beginning of period	763,414	1,286,134
Cash, cash equivalents, and restricted cash end of period	$594,738	$966,791
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$554	$444
Cash paid for operating lease liabilities	$1,220	$963
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$890	$1,103
Unpaid acquisition holdback	$4,046	$—
Operating lease right-of-use assets obtained in exchange for new lease obligations	$608	$—
Purchase of property and equipment included in accounts payable	$137	$—

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

Proposed Transaction with IBM
On April 24, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Business Machines Corporation ("IBM") and McCloud Merger Sub, Inc., a wholly owned subsidiary of IBM (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into HashiCorp (the “Merger”), with HashiCorp continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of IBM. The Merger is expected to be completed by the end of 2024, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will automatically be cancelled and converted into the right to receive $35.00 in cash, without interest and subject to applicable withholding taxes.

Completion of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by HashiCorp’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals; the absence of an order or law preventing or materially restraining the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.

The Merger Agreement includes certain customary termination rights for the Company and IBM. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024.

Other than transaction expenses associated with the proposed Merger of $12.8 million recorded in general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter ended April 30, 2024, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements for the quarter ended April 30, 2024.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed balance sheet data as of January 31, 2024 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the fiscal “2024 Form 10-K”), but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2024 Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three months ended April 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or any other period.

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

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Annual Report for fiscal 2024 in Form 10-K.

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands, except percentages):

	Three Months Ended April 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$16,349	10%	$15,158	11%
Support	113,632	71	101,913	74
Cloud-hosted services	24,590	15	16,544	12
Total subscription revenue	154,571	96	133,615	97
Professional services and other	6,008	4	4,368	3
Total revenue	$160,579	100%	$137,983	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Three Months Ended April 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$110,540	69%	$98,557	71%
Rest of the world	50,039	31%	39,426	29%
Total	$160,579	100%	$137,983	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Balance, beginning of period	$361,553	$302,244
Deferred revenue billings including reclassification to deferred revenue from customer deposits	118,245	113,046
Recognition of revenue, net of change in unbilled accounts receivable*	(158,113)	(138,876)
Balance, end of period	$321,685	$276,414
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$158,113	$138,876
Increase (decrease) in total unbilled accounts receivable	2,466	(893)
Revenue reported per consolidated statements of operations	$160,579	$137,983

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of April 30, 2024 and January 31, 2024, unbilled accounts receivable of approximately $6.3 million and $3.8 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2024 and January 31, 2024, the Company had $748.5 million and $775.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of April 30, 2024 and January 31, 2024, the Company expected to recognize approximately 61% and 59%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	April 30, 2024	January 31, 2024
Within the next 12 months	$19,522	$22,882
After the next 12 months	2,880	2,745
Total	$22,402	$25,627

4. Investments and Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$46,939	$—	$—	$46,939
U.S. treasury securities	Level 2	3,991	—	—	3,991
Total assets measured at fair value included in cash and cash equivalents		$50,930	$—	$—	$50,930
Short-term Investments:
U.S. treasury securities	Level 2	230,555	2	(580)	229,977
U.S. agency obligations	Level 2	55,160	—	(77)	55,083
Corporate notes and bonds	Level 2	169,442	25	(566)	168,901
Commercial paper	Level 2	43,784	—	—	43,784
Certificates of deposit	Level 2	215,354	—	—	215,354
Total short-term investments		$714,295	$27	$(1,223)	$713,099
Derivative instruments:
Foreign currency forward contracts	Level 2	—	49	—	49
Total assets measured at fair value		$765,225	$76	$(1,223)	$764,078
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$(890)	$(890)
Total derivative instruments		—	—	(890)	(890)
Total liabilities measured at fair value		$—	$—	$(890)	$(890)

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement as of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$63,137	$—	$—	$63,137
U.S. treasury securities	Level 2	9,495	—	—	9,495
Commercial paper	Level 2	10,981	—	—	10,981
Total assets measured at fair value included in cash and cash equivalents		$83,613	$—	$—	$83,613
Short-term Investments:
U.S. treasury securities	Level 2	$244,778	$150	$(141)	$244,787
U.S. agency obligations	Level 2	79,693	50	(23)	79,720
Corporate notes and bonds	Level 2	103,552	141	(70)	103,623
Commercial paper	Level 2	46,523	—	—	46,523
Certificates of deposit	Level 2	40,510	—	—	40,510
Total short-term investments		$515,056	$341	$(234)	$515,163
Derivative instruments:
Foreign currency forward contracts	Level 2	—	—	18	18
Total assets measured at fair value		$598,669	$341	$(216)	$598,794
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$518	$518
Total derivative instruments		—	—	518	518
Total liabilities measured at fair value		$—	$—	$518	$518

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

There were no transfers between fair value measurement levels during the three months ended April 30, 2024 and 2023.

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. As of April 30, 2024, the declines in the market value of the Company's short-term investment portfolio were not driven by credit related factors. As of April 30, 2024, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until maturity or a recovery of the cost basis. Therefore no allowance for expected credit losses was recorded as of April 30, 2024. Realized gains (losses) were not material for the three months ended April 30, 2024.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of April 30, 2024
	Amortized Cost	Fair Value
Due within one year	$561,377	$560,935
Due after one year through five years	152,918	152,164
Total	$714,295	$713,099

	As of January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$447,001	446,902
Due after one year through five years	68,055	68,261
Total	$515,056	$515,163

5. Derivative Instruments and Hedging

As of April 30, 2024 and January 31, 2024, the Company’s foreign currency forward contracts had an aggregate notional amount of $60.2 million and $49.3 million, respectively.
The Company enters into collateral arrangements with its counterparty that require the parties to post cash collateral when certain contractual thresholds are met to reduce credit risk. As of April 30, 2024, the Company posted $0.5 million cash collateral and included it in cash and cash equivalents in the condensed consolidated balance sheets. The following table summarizes the fair value of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	Fair Value as of April 30, 2024	Fair Value as of January 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$49	$18
Total derivative assets		$49	$18
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$890	$518
Total derivative liabilities		$890	$518

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Three Months Ended April 30, 2024
Beginning balance	$(500)
Net gains (losses) recognized in other comprehensive income	(767)
Net (gains) losses reclassified from AOCI to earnings	426
Ending balance	$(841)

As of April 30, 2024, net unrealized loss included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.8 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months. The effect of foreign currency forward contracts were not material to the condensed consolidated financials for the three months ended April 30, 2024.

6. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of April 30, 2024.

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
IBM Merger Contingencies
In connection with the proposed Merger with IBM, the Company expects to incur an additional liability of approximately $90 million, which primarily represents transaction fees that are contingent upon the consummation of the Merger.
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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of April 30, 2024.
7. Common Stock and Stockholders' Equity

Stock Repurchase Program

In February 2024, the Company authorized the repurchase of Class A shares of common stock, in an aggregate amount of up to $250.0 million. Due to the pending Merger with IBM, the Company suspended the stock repurchase program and has not executed any repurchases to date.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2024	12,067	$35.48
RSUs granted	2,071	$24.23
RSUs released	(1,253)	$37.42
RSUs cancelled	(1,090)	$33.49
Outstanding and unvested at April 30, 2024	11,795	$33.50

Employee Stock Purchase Plan ("ESPP")

Pursuant to the terms of the Merger Agreement with IBM, the Company is not providing any new offering periods under the ESPP subsequent to June 15, 2024 and will be cancelling all future purchase periods of any existing offering periods. As a result of the cancellation of the future purchase periods, the Company accelerated $13.8 million of expense in addition to the quarters $2.4 million of expense related to the ESPP during the three months ended April 30, 2024. As of April 30, 2024, unrecognized stock-based compensation expense related to the ESPP was approximately $1.1 million, which is expected to be recognized in the second quarter of fiscal 2025.

Performance Stock Units ("PSUs")

In February 2024, the Company granted 335,159 shares of Class A common stock as PSUs, with a grant date fair value of approximately $8.7 million, or $26.03 per share to the executive team. The number of shares of the Company’s common stock that will vest based on the performance conditions can range from 0% to 200% of the target amount. The amount of PSUs that will ultimately vest is based on the level of achievement of certain financial performance metrics related to the Company's fiscal 2025 operating plan, and vest over a three-year period, with the first vest at the anniversary of the grant, after results have been finalized, and the remainder quarterly thereafter, subject to continuous service. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Expense is recorded over the vesting period under the graded-vesting attribution method.

As of April 30, 2024, total unrecognized stock-based compensation cost related to PSUs was $4.2 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 2.9 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of support	$3,341	$2,256
Cost of cloud-hosted services	719	609
Cost of professional services and other	1,010	566
Sales and marketing	17,247	11,959
Research and development	14,813	11,731
General and administrative	11,687	13,042
Stock-based compensation expense, net of amounts capitalized	$48,817	$40,163
Capitalized stock-based compensation	890	1,103
Total stock-based compensation expense	$49,707	$41,266

8. Net Loss Per Share Attributable to Common Stockholders
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss	$(51,128)	$(53,258)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	200,073	190,806
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.26)	$(0.28)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2024	2023
Outstanding stock options and restricted stock units	17,876	20,868
Share purchase rights under the ESPP	501	1,999
Total	18,377	22,867

9. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between the effective tax rate and the federal statutory rate is related to nonrecognition of tax benefits due to valuation allowance established for U.S. federal and state deferred tax assets.

The Company recorded income tax expenses of $0.7 million and $0.3 million for the three months ended April 30, 2024 and 2023, respectively. The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the three months ended April 30, 2024 was primarily due to foreign and US state income tax expense.

The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Merger (as defined below), our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. In particular, information appearing under the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this Quarterly Report on Form 10-Q include forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•the proposed Merger and the Merger Agreement, including but not limited to the timing and completion of the Merger, costs and fees relating to both the Merger and the potential termination of the Merger, regulatory approvals relating to the Merger, the impact of litigation or other stockholder action related to the Merger, the receipt of necessary approvals to complete the Merger, the impact of the Merger on management and employees and the effects on us and our stockholders if the Merger is not complete;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on March 21, 2024 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review the risks described in our Annual Report filed with the SEC on March 21, 2024, in this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ended January 31, 2024 is referred to as fiscal 2024, and our fiscal year ending January 31, 2025 is referred to as fiscal 2025.
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

On April 24, 2024, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Business Machines Corporation ("IBM") and McCloud Merger Sub, Inc., a wholly owned subsidiary of IBM (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into HashiCorp (the “Merger”), with HashiCorp continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of IBM. The Merger is expected to be completed by the end of 2024, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will automatically be cancelled and converted into the right to receive $35.00 in cash, without interest and subject to applicable withholding taxes.

Completion of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by HashiCorp’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals; the absence of an order or law preventing or materially restraining the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.

The Merger Agreement includes customary termination rights for the Company and IBM. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024.

Additionally, we have incurred transaction-related costs of approximately $12.8 million as of April 30, 2024.
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
We generate revenue primarily from sales of subscriptions to our software. We offer an enterprise-ready, self-managed software offering that can be deployed in our customers’ public cloud, private cloud, and on-premises environments. HashiCorp Cloud Platform, or HCP, is our fully managed cloud platform. These two core offerings can be leveraged independently or together, spanning the various public cloud, private cloud, and on-premises environments in which our customers operate.

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

HCP customers use our offering on a consumption-based model or purchase annual subscription contracts. Customers who are on consumption-based contracts are predominantly billed in advance for committed consumption and revenue from them is recognized based on actual consumption of resources. Customers with annual subscriptions are typically billed annually in advance for their subscriptions and we typically recognize revenue from such subscriptions ratably over the subscription term. Our pricing schedule lists the hourly rate when deploying HCP for our various products, and actual usage is metered and calculated on a per-hour basis for increased accuracy.

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

Our sales and marketing strategy combines the best of customer self-service with our direct sales approach. Our source available model allows developers and individuals focused on operations, IT, and security, or practitioners, to engage with and evaluate our software in a frictionless manner, which we believe has contributed to our software’s popularity. This leadership and the wider ecosystem around us, compels practitioners to adopt and implement our software in the enterprise. As organizations recognize the value of our products, our inside and field sales teams can nurture leads and develop direct relationships with key stakeholders across all segments. HCP has accelerated our self-

service approach, as practitioners can now quickly deploy and experiment with our paid offering with a fully managed cloud solution and no minimum commitments.

As adoption grows, our marketing organization is focused on building our brand reputation and awareness, and engages with prospective customers through our user conferences, email marketing, digital advertising, and other public relations activities. This sales and marketing strategy allows us to not only acquire new customers, but also drive increased usage within existing customers.

We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of April 30, 2024 and 2023, our last four-quarter average net dollar retention rate was 113% and 127%, respectively.
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
Adoption of Our Products and Landing New Customers

We believe there is substantial opportunity to continue to grow our product adoption and our customer base. We intend to drive product adoption through our source distribution model and by continuing to cultivate our source community.

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of April 30, 2024, we served over 4,500 customers spanning organizations of a broad range of sizes and industries, compared to over 4,100 as of April 30, 2023. We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of April 30, 2024, 488 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. In the fourth quarter of fiscal 2024 we changed the definition of ARR for consumption-based customers from the annualized value of their last month's spend to the annualized value of their last three months spend to better reflect longer term usage patterns. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of April 30, 2024 and 2023, our last four-quarter average net dollar retention rate was 113% and 127% respectively.
Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully managed offering. We believe that as organizations increasingly look for a fully managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended April 30, 2024 and 2023, HCP subscription revenue was $24.6 million and $16.5 million, respectively.

Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June 2022, launch of HCP Consul in October, 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and, as of April 30, 2024, 45% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended April 30, 2024 and 2023, 31% and 29% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	April 30, 2024		January 31, 2024
	(dollars in millions)
Total customers	4,558		4,423
Total customers with $100,000 or greater ARR	918		897
Subscription revenue from HCP	$24.6	(1)	$76.1	(1)
GAAP Remaining Performance Obligations (RPOs)	$748.5		$775.8
Non-GAAP RPOs(2)	$770.9	(2)	$801.4

(1)Represents subscription revenue for the three months ended April 30, 2024 and for the twelve months ended January 31, 2024
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers, the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. Customers with $100,000 or greater ARR represented 90% and 89% of revenue for the three months ended April 30, 2024 and 2023, respectively.
Quarterly Revenue from HCP

We believe that HCP represents an important growth opportunity for our business. As organizations continue their transition to the cloud, many will begin seeking fully managed platforms and will begin to adopt HCP. We will continue to track the revenue generated by HCP as a way of measuring the adoption of our platform.

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of April 30, 2024 and January 31, 2024, our RPOs were $748.5 million, and $775.8 million, respectively. As of April 30, 2024, we expect to recognize approximately 61% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of April 30, 2024 and January 31, 2024, non-GAAP RPOs were $770.9 million and $801.4 million, respectively. As of April 30, 2024, we expect to recognize 61% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our GAAP RPOs to our Non-GAAP RPOs for the periods presented (in thousands):

	As of
	April 30, 2024	January 31, 2024
GAAP RPOs
GAAP short-term RPOs	$454,030	$460,170
GAAP long-term RPOs	294,439	315,580
Total GAAP RPOs	$748,469	$775,750
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$19,522	$22,882
Customer deposits expected to be recognized after the next 12 months	2,880	2,745
Total customer deposits	$22,402	$25,627
Non-GAAP RPOs
Non-GAAP short-term RPOs	$473,552	$483,052
Non-GAAP long-term RPOs	297,319	318,325
Total Non-GAAP RPOs	$770,871	$801,377

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Three Months Ended April 30,
	2024	2023
GAAP net cash provided by operating activities	$28,148	$3,874
Add: purchases of property and equipment	(232)	(391)
Add: capitalized internal-use software	(2,523)	(2,739)
Free cash flow inflow	$25,393	$744
GAAP net cash provided by operating activities as a percentage of revenue	18%	3%
Free cash flow inflow as a % of revenue	16%	1%
Key Components of Results of Operations
Revenue

We generate revenue primarily from software subscriptions and, to a lesser extent, professional services and other revenue. Our software subscriptions are currently predominantly self-managed by users and customers who deploy it across public, private, and hybrid cloud environments. We also offer the HCP, our fully managed cloud platform for multiple products.
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

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods (in thousands, except for percentages).

	Three Months Ended April 30,
	2024		2023
Revenue:
License	$16,349	10%	$15,158	11%
Support	113,632	71	101,913	74
Cloud-hosted services	24,590	15	16,544	12
Total subscription revenue	154,571	96	133,615	97
Professional services and other	6,008	4	4,368	3
Total revenue	160,579	100	137,983	100
Cost of revenue:
Cost of license	537	-	585	-
Cost of support	15,199	9	14,843	11
Cost of cloud-hosted services	8,898	6	7,028	5
Total cost of subscription revenue	24,634	15	22,456	16
Cost of professional services and other	5,678	4	4,332	3
Total cost of revenue	30,312	19	26,788	19
Gross profit	130,267	81	111,195	81
Operating expenses:
Sales and marketing	93,142	58	90,564	66
Research and development	58,835	37	54,193	39
General and administrative	46,002	29	34,248	25
Total operating expenses	197,979	123	179,005	130
Loss from operations	(67,712)	(42)	(67,810)	(49)
Interest income	17,207	11	14,980	11
Other income (expense), net	38	-	(120)	-
Loss before income taxes	(50,467)	(31)	(52,950)	(38)
Provision for income taxes	661	(1)	308	1
Net loss	$(51,128)	(32)%	$(53,258)	(39)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023
Cost of revenue:
Cost of support	$3,341	$2,256
Cost of cloud-hosted services	719	609
Total cost of subscription revenue	4,060	2,865
Cost of professional services and other	1,010	566
Total cost of revenue	5,070	3,431
Sales and marketing	17,247	11,959
Research and development	14,813	11,731
General and administrative	11,687	13,042
Total stock-based compensation expense, net of amounts capitalized	$48,817	$40,163

Comparison of Three Months Ended April 30, 2024 and 2023
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Revenue:
License	$16,349	$15,158	$1,191	8%
Support	113,632	101,913	11,719	11%
Cloud-hosted services	24,590	16,544	8,046	49%
Total subscription revenue	154,571	133,615	20,956	16%
Professional services and other	6,008	4,368	1,640	38%
Total revenue	$160,579	$137,983	$22,596	16%

Subscription revenue increased by $21.0 million, or 16%, for the three months ended April 30, 2024 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $11.4 million for the three months ended April 30, 2024, as we increased our customer base by 10% from April 30, 2023, to April 30, 2024. The remaining $9.6 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 113% for the trailing four quarters ended April 30, 2024.
Professional services revenue increased by $1.6 million, or 38%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase is attributable to a $1.6 million increase related to delivery of professional services.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Cost of revenue:
Cost of license	$537	$585	$(48)	(8)%
Cost of support	15,199	14,843	356	2%
Cost of cloud-hosted services	8,898	7,028	1,870	27%
Total cost of subscription revenue	24,634	22,456	2,178	10%
Cost of professional services and other	5,678	4,332	1,346	31%
Total cost of revenue	$30,312	$26,788	$3,524	13%

	Three Months Ended April 30,
	2024	2023
Gross margin
License	97%	96%
Support	87%	85%
Cloud-hosted services	64%	58%
Total subscription margin	84%	83%
Professional services and other	5%	1%
Total gross margin	81%	81%

Cost of subscription revenue increased by $2.2 million, or 10%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by an increase in employee-related expenses of $1.1 million due to increases in headcount and internal events in our customer support organization and cloud hosted service organization. The increase in cost of subscription revenue was also attributable to a $0.8 million increase in amortization of internal-use software, a $0.6 million increase in amortization of acquired developed technology, and a $0.3 million decrease in software expenses.
Cost of professional services increased by $1.3 million, or 31%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase in cost of professional services was mainly driven by a $1.1 million increase in employee-related expenses, primarily related to commissions and stock-based compensation expense, and a $0.2 million increase in company events.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Sales and marketing	$93,142	$90,564	$2,578	3%

Sales and marketing expenses increased by $2.6 million, or 3%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase was driven by a $5.3 million increase in stock-based compensation expense, primarily due to the net impact of the acceleration of expense for ESPP awards due to the cancellation of the program in connection with the announced IBM Merger, partially offset by a decrease of stock-based compensation due to higher forfeitures and lower overall headcount. In addition, there was an increase of $2.5 million in company events due to in-person events in the quarter which were virtual in the prior year. These increases were offset by a $3.9 million decrease in payroll, commission and benefits due to a 22% decrease in headcount from the prior year, a $0.6 million decrease in travel and entertainment expenses, a $0.6 million decrease in professional services, and a $0.1 million decrease in software costs.
Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Research and development	$58,835	$54,193	$4,642	9%

Research and development expenses increased by $4.6 million, or 9%, for the three months ended April 30, 2024 compared to the same period of the prior year. This increase was primarily driven by a $4.2 million increase in employee-related costs, which is primarily due to $3.9 million in stock-based compensation expense and benefits. This increase is due to the net impact of the acceleration of expense for ESPP awards, as described above, partially offset by a decrease of stock-based compensation due to higher forfeitures and lower overall headcount. In addition, there was a $0.7 million increase in software costs, offset by a $0.3 million decrease in travel and entertainment expenses.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
General and administrative	$46,002	$34,248	$11,754	34%

General and administrative expenses increased by $11.8 million, or 34%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase was primarily driven by a $13.1 million increase in professional services, which includes $12.8 million in transaction costs incurred related to the pending acquisition by IBM, and a $0.2 million increase in software costs. The overall increase was offset by a $1.5 million decrease in employee-related costs, which includes a $1.4 million decrease in stock-based compensation due to a decrease of stock-based compensation due to higher forfeitures, lower overall headcount, and differences in vesting terms, which is partially offset by the acceleration of expense for ESPP awards, as described above.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Interest income	$17,207	$14,980	$2,227	15%

Interest income increased by $2.2 million, or 15%, for the three months ended April 30, 2024 compared to the same period of the prior year. The increase was attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expense), Net
The following table presents other income (expense), net (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Other income (expense), net	$38	$(120)	$158	(132)%

Other income (expense), net, changed by $0.2 million, or (132)%, for the three months ended April 30, 2024 compared to the same period of the prior year. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended April 30,		Change
	2024	2023	$	%
Provision for income taxes	$661	$308	$353	115%

Provision for income taxes increased by $0.4 million, or 115%, for the three months ended April 30, 2024 compared to the same period of the prior year, primarily due to income in foreign and US federal and state tax jurisdictions. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources

As of April 30, 2024, we had cash, cash equivalents, and short-term investments of $1,307.8 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. Our short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,022.2 million as of April 30, 2024. While we expect to continue to incur operating losses in the foreseeable future, we have generated positive cash flows from operations in recent quarters. We may continue to have positive cash flows in the future, or we may require additional capital resources to execute strategic initiatives to grow our business.

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

On April 24, 2024, we entered into the Merger Agreement with IBM. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective date of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without IBM's consent, including:

•acquiring businesses above specified thresholds and disposing of significant assets;
•incurring capital expenditures above specified thresholds; or
•repurchasing shares of our outstanding common stock.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$28,148	$3,874
Net cash used in investing activities	$(198,420)	$(324,221)
Net cash provided by financing activities	$1,596	$1,004

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

Net cash provided by operating activities during the three months ended April 30, 2024 was $28.1 million, which resulted from a net loss of $51.1 million, adjusted for non-cash charges of $49.3 million and net cash inflow of $30.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $48.8 million for stock-based compensation expense, $3.1 million for depreciation and amortization expense, and $0.9 million for non-cash operating lease costs, offset by $3.6 million for accretion of discounts on investments. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $76.5 million decrease in accounts receivable due to lower billings and timing of collections from our customers, a $6.1 million decrease in deferred contract acquisition costs, and a $8.2 million increase in accounts payable due to timing of payments to our vendors. The cash inflow is offset by a $39.9 million decrease in deferred revenue due to higher recognition of revenue and lower billings, a $9.6 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $8.0 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $3.2 million decrease in customer deposits, and a $0.2 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities.

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
Investing Activities

Net cash used in investing activities during the three months ended April 30, 2024 of $198.4 million was due to a $439.2 million cash outflow in purchases of short-term investments and a $2.5 million outflow in capitalized internal-use software for our cloud platform, offset by a $194.5 million and $49.1 million cash inflows from maturities and sales of investments, respectively.

Net cash used in investing activities during the three months ended April 30, 2023 of $324.2 million as a result of an increase in purchases of investments and capitalized internal-use software for our cloud platform, offset by proceeds from sales of investments.

Financing Activities

Net cash provided by financing activities of $1.6 million during the three months ended April 30, 2024 was due to net proceeds from the exercise of stock options.

Net cash provided by financing activities of $1.0 million during the three months ended April 30, 2023 was due to net proceeds from the exercise of stock options.
Contractual Obligations and Commitments
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
In connection with the proposed Merger with IBM, the Company expects to incur an additional liability of approximately $90 million, which primarily represents transaction fees that are contingent upon the consummation of the Merger.
There have been no other material changes to the Company’s contractual obligations and commitments as disclosed in the Annual Report for fiscal 2024 in Form 10-K.
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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our fiscal 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the three months ended April 30, 2024 as compared to those discussed in our fiscal 2024 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of April 30, 2024, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data" of the fiscal 2023 Form 10-K and Note 6. Commitments and Contingencies in this Quarterly Report on Form 10-Q.

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
Risk Factors Summary

This risk factors summary contains a high-level summary of risks associated with our business. It does not contain all the information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

•The pendency of the Merger, or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could cause certain of our customers and other business partners to decide not to do business with us, decrease the amounts they spend on our products or services, or harm our business relationships, financial condition and results of operations.
•Litigation may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise harm our business.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, and as a result, key employees may depart.
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
•Our business and operations have experienced periods of rapid growth and fluctuations, and if we do not appropriately manage future growth or change, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
•We have a history of net losses and may not be able to achieve or sustain profitability or positive cash flows in the future, which could harm our business, financial condition, and results of operations.
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
•Permissive rights under our legacy open-source licenses makes it possible for third parties to offer and build upon older open-source versions of our products. Those competing versions could make it relatively easy for competitors to compete with us.
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
•The markets for some of our products are new, unproven, and evolving, and our future success depends on the growth of these markets and our ability to adapt and respond effectively to evolving markets.
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
•Changes to arrangements with our public cloud operators may significantly harm our customer retention, new customer acquisition, and product extension or expansion, or restrict our ability to maintain our platform through these clouds and would adversely impact our business.
•Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

Risks Related to our Proposed Transaction with IBM

The pendency of the Merger, or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.

On April 24, 2024, we entered into the Merger Agreement. Completion of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including, but not limited to: (i) the adoption of the Merger Agreement by the Company’s stockholders; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtainment, termination or expiration, as applicable, of any approval or waiting period under the competition or foreign investment laws in certain foreign jurisdiction; (iii) the absence of an order or law preventing or materially restraining the consummation of the Merger; (iv) the accuracy of the representations and warranties of the parties made in the Merger Agreement; (v) the performance by each party of its covenants and agreements set forth in the Merger Agreement in all material respects; and (vi) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to the Company. There is no assurance that these conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
Additionally, the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including failure to obtain any of the approvals, clearances or other conditions described in (i)-(vi) above.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations and stock price, and our stockholders could be exposed to additional risks, including:
•to the extent the current market price of our Class A common stock reflects the assumption that the Merger will be completed, the market price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, relationships with existing and prospective customers, suppliers, investors, lenders and other business partners may be adversely impacted and we may be unable to retain key personnel if the Merger is not completed;
•the attention of our management or employees may continue to be diverted in connection with the termination of the Merger or the Merger Agreement; and
•we will be required to pay IBM a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections related to, our Class A common stock;
•receipt of the all-cash merger consideration under the Merger Agreement is taxable for U.S. federal income tax purposes and may be taxable for state, local and non-U.S. income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our strategy as an independent company before the Merger.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition and results of operations.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the market for our products and services, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and establishing new business relationships with customers, suppliers and other business partners;
•disruption to our business and operations, including diversion of management attention and resources;

•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize dividends or distributions or make certain material capital expenditures without IBM’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, regulatory compliance and litigation; and
•other developments beyond our control, including, but not limited to, pandemics, natural disasters and changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Merger is completed.
Litigation may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise harm our business.

Regardless of the outcome of any potential litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management team from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects and financial condition. Additionally, if the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers and other business partners, or otherwise harm our business and financial condition.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, and as a result, key employees may depart.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, or decide that they do not want to continue their employment with the surviving corporation or IBM following the completion of the Merger. As a result, key employees may depart. Losses of officers or employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. On the other hand, we may experience challenges in hiring and retaining new employees because of uncertainty or other conditions associated with the pendency or termination of the Merger, which could materially harm our business, results of operations and financial condition.
As a result of the pending Merger, certain of our customers and other business partners may decide not to do business with us or to decrease the amounts they spend on our products and services.

As a result of the pending Merger, certain of our customers may decide to discontinue purchasing our products and services or reduce the amount they spend or commit to spend on our products and services due to uncertainties related to the Merger, such as unpredictability as to if and when the closing of the Merger will occur and perceived uncertainty as to the impact of the Merger on their relationship with us. Additionally, our relationships with suppliers and other business partners could be affected and such partners could seek changes to their existing business relationships with us. These decisions by our customers could materially harm our business, results of operations and financial condition.

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

We have experienced periods of rapid growth and increased demand for our offerings. Our total revenues for the three months ended April 30, 2024 and 2023 were $160.6 million and $138.0 million, respectively, representing an annual growth rate of 16% from first quarter of fiscal 2024 to fiscal 2025. In addition, we have experienced fluctuation in our growth rates over time. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $51.1 million, and $53.3 million for the three months ended April 30, 2024 and 2023, respectively. We had an accumulated deficit of $1,022.2 million as of April 30, 2024 and $971.1 million as of January 31, 2024. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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

We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 87% of our revenues for the three months ended April 30, 2024 and 2023, respectively, we believe that our emerging products represent a significant growth opportunity. We also believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further managed offerings, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
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

Our offerings involve the transmission and processing of data, which can include personal information and highly sensitive, proprietary, and confidential information we receive from our customers, our employees, and other third parties. In addition to threats from traditional attackers and insider threats, we also face security threats from malicious third parties, including individual hackers, sophisticated criminal groups, nation states, and state-sponsored organizations, that could disrupt or interrupt, or introduce ransomware, viruses, or other malicious code into our products, services, systems, or networks, obtain unauthorized access to our internal systems, networks, and data, as well as systems of organizations using our cloud products and services, and the information they store and process. Users and organizations using our services may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data within our products. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss or other unauthorized processing of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code and trade secrets. In addition, the risk of data security failures has increased significantly based upon the growing number of new data protection laws throughout the world and intensive scrutiny from regulatory bodies. It is virtually impossible for us to entirely mitigate the risk of these security threats. While we have implemented security measures internally and have integrated security measures into our products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches and incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. Moreover, our products incorporate a variety of third-party components (including source available software components) which may expose us to additional security threats, and vulnerabilities in those components may be difficult or impossible to detect, control, and manage. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products, the networks and systems used in our business, and the proprietary and other confidential data contained on such networks and systems. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. Additionally, as a hybrid remote company, much of our workforce functions in a remote work environment that requires remote access to our corporate network, which in turn imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information.

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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 31% and 29% of our revenue outside of the United States for the three months ended April 30, 2024, and 2023, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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
Each public cloud operator has broad discretion to change and interpret its agreements, terms of service, and policies with respect to our platform, and those changes may be unfavorable to us and our customers’ use of our platform. If we were to violate, or a public cloud operator believes that we have violated, its agreements, terms of service, or policies, that public cloud operator could limit or discontinue our access to its cloud. In some cases, these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the public cloud operator, which could lead to inconsistent enforcement of these agreements, terms of service, or policies against us, and could also result in the public cloud operator’s limiting or discontinuing access to its cloud. Any limitation on or discontinuation of our access to any public cloud could adversely affect our business, financial condition or results of operations.

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
Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already amended and expanded the CCPA with a new law, the California Privacy Rights Act of 2020, or CPRA, which came into effect as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that went into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will go into effect in 2024; Delaware Iowa, Maryland, Nebraska, New Jersey, and Tennessee have enacted similar legislation that will go into effect in 2025; and Indiana has enacted similar legislation that will go into effect in 2026. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability. Similarly, regulatory bodies such as the US Securities and Exchange Commission have issued disclosure rules and signaled a more aggressive posture regarding data security failures.
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

As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards of $690.4 million and $602.2 million, respectively. The U.S. federal net operating loss does not expire since all balances relate to losses incurred after January 1, 2018, whereas state net operating loss will start expiring in 2026, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

Subject to contractual restrictions set forth in the Merger Agreement, we may in the future acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. We have limited experience and expertise regarding acquisitions, and we may devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, and business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Further, any such transactions that we close may not result in the synergies or other benefits we expect to achieve, including the introduction of new products or enhancements to existing products, which could result in substantial impairment charges. In connection with these types of transactions and subject to the contractual restrictions set forth in the Merger Agreement, we may issue additional equity securities that would dilute our stockholders, or incur debt, which could adversely affect our results of operations.

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

Further, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We expect that the requirements of these regulations will continue to increase our legal, accounting, and financial compliance costs and make certain activities more difficult, time-consuming, and costly. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Our independent registered public accounting firm must also formally attest to the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2024, Armon Dadgar, our co-founder, holds and/or controls approximately 21% of the voting power of our outstanding common stock, and our other executive officers and directors and their affiliates together hold and/or control approximately 49% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, including the proposed Merger with IBM, for the foreseeable future. Our other co-founder Mitchell Hashimoto ceased to be an employee of HashiCorp in fiscal 2024 and has no significant influence on the voting power of our outstanding common stock.

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

Further, as of April 30, 2024, up to 4,359,932 shares of our Class B common stock and up to 13,732,507 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 39,299,975 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Further, our ability to pay dividends on our capital stock in the future is limited by contractual restrictions under the terms of the Merger Agreement. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, contractual restrictions, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, stockholders must rely on sales of their capital stock after price appreciation as the only way to realize any future gains on their investment; because there is no market for any of our equity securities, stockholders may not be able to sell their capital stock when desired, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the first quarter.

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

2.1**	Agreement and Plan of Merger, dated as of April 24, 2024, by and among International Business Machines Corporation, McCloud Merger Sub, Inc, and the Registrant.	8-K	001-41121	2.1	4/25/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.2	12/13/2021

10.1**	Voting Agreement, dated as of April 24, 2024, by and among International Business Machines Corporation, McCloud Merger Sub, Inc., the Registrant and the persons listed on Schedule A thereto who are signatories to such agreement.	8-K	001-41121	10.1	4/25/2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Certain information in this document has been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish supplementally a copy of any such information to the Securities and Exchange Commission upon request.
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

Date: May 30, 2024	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2024	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)