Form 10-Q
period 2024-07-31
HashiCorp, Inc.
filed 2024-08-29
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 23, 2024, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 156,935,125 and 45,959,248, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	As of
	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$797,224	$763,414
Short-term investments	512,066	515,163
Accounts receivable, net of allowance	147,750	182,614
Deferred contract acquisition costs	50,194	50,285
Prepaid expenses and other current assets	28,433	30,075
Total current assets	1,535,667	1,541,551
Deferred contract acquisition costs, non-current	73,230	80,055
Acquisition-related intangible assets, net	10,194	11,611
Goodwill	12,197	12,197
Other assets, non-current	47,512	46,533
Total assets	$1,678,800	$1,691,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,882	$9,081
Accrued expenses and other current liabilities	19,417	15,143
Accrued compensation and benefits	48,537	56,007
Deferred revenue	311,462	334,894
Customer deposits	21,753	25,627
Total current liabilities	414,051	440,752
Deferred revenue, non-current	21,425	26,659
Other liabilities, non-current	9,392	11,543
Total liabilities	444,868	478,954
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of July 31, 2024 and January 31, 2024, respectively; 156,819 and 125,333 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	2	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of July 31, 2024 and January 31, 2024, respectively; 46,033 and 73,921 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	1	2
Additional paid-in capital	2,282,604	2,184,451
Accumulated other comprehensive loss	(17)	(393)
Accumulated deficit	(1,048,658)	(971,068)
Total stockholders’ equity	1,233,932	1,212,993
Total liabilities and stockholders’ equity	$1,678,800	$1,691,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
License	$16,488	$16,724	$32,837	$31,882
Support	116,166	103,997	229,798	205,910
Cloud-hosted services	26,534	18,372	51,124	34,916
Total subscription revenue	159,188	139,093	313,759	272,708
Professional services and other	5,950	4,153	11,958	8,521
Total revenue	165,138	143,246	325,717	281,229
Cost of revenue:
Cost of license	470	498	1,007	1,083
Cost of support	14,817	16,304	30,016	31,147
Cost of cloud-hosted services	8,930	7,619	17,828	14,647
Total cost of subscription revenue	24,217	24,421	48,851	46,877
Cost of professional services and other	5,992	4,913	11,671	9,245
Total cost of revenue	30,209	29,334	60,522	56,122
Gross profit	134,929	113,912	265,195	225,107
Operating expenses:
Sales and marketing	87,623	101,134	180,765	191,698
Research and development	54,981	59,962	113,816	114,155
General and administrative	35,623	35,412	81,625	69,660
Total operating expenses	178,227	196,508	376,206	375,513
Loss from operations	(43,298)	(82,596)	(111,011)	(150,406)
Interest income	17,745	16,300	34,952	31,280
Other expense, net	(258)	(105)	(219)	(225)
Loss before income taxes	(25,811)	(66,401)	(76,278)	(119,351)
Provision for income taxes	651	(86)	1,312	222
Net loss	$(26,462)	$(66,315)	$(77,590)	$(119,573)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.13)	$(0.34)	$(0.39)	$(0.62)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	201,872	192,610	200,982	191,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(26,462)	$(66,315)	$(77,590)	$(119,573)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Net unrealized gains (losses) on available-for-sale investments	1,544	(867)	241	(933)
Foreign currency forward contracts:
Unrealized gains (losses) on foreign currency forward contracts	475	(95)	135	(95)
Other comprehensive income (loss), net of tax	2,019	(962)	376	(1,028)
Total comprehensive loss	$(24,443)	$(67,277)	$(77,214)	$(120,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2024	199,254	$3	$2,184,451	$(393)	$(971,068)	$1,212,993
Issuance of common stock upon exercise of stock options	464	—	1,681	—	—	1,681
Issuance of common stock upon settlement of restricted stock units	1,253	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(31)	—	—	(31)
Stock-based compensation	—	—	49,707	—	—	49,707
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	—	(51,128)	(51,128)
Balance as of April 30, 2024	200,970	$3	$2,235,808	$(2,036)	$(1,022,196)	$1,211,579
Issuance of common stock upon exercise of stock options	372	—	985	—	—	985
Issuance of common stock upon settlement of restricted stock units	1,169	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(21)	—	—	(21)
Issuance of common stock under employee stock purchase plan	342	—	6,661	—	—	6,661
Stock-based compensation	—	—	39,171	—	—	39,171
Other comprehensive income	—	—	—	2,019	—	2,019
Net loss	—	—	—	—	(26,462)	(26,462)
Balance as of July 31, 2024	202,852	$3	$2,282,604	$(17)	$(1,048,658)	$1,233,932

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Issuance of common stock for restricted stock awards	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296
Issuance of common stock upon exercise of stock options	366	—	442	—	—	442
Issuance of common stock upon settlement of restricted stock units	1,307	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5)	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	426	—	10,195	—	—	10,195
Stock-based compensation	—	—	47,471	—	—	47,471
Other comprehensive loss	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(66,315)	(66,315)
Balance as of July 31, 2023	193,646	$3	$2,085,910	$(1,028)	$(899,973)	$1,184,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(77,590)	$(119,573)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	87,116	86,282
Depreciation and amortization expense	6,436	3,876
Non-cash operating lease cost	1,857	1,474
Accretion of discounts on marketable securities	(7,103)	(4,196)
Deferred income taxes	—	(482)
Other	113	68
Changes in operating assets and liabilities:
Accounts receivable	34,791	39,914
Deferred contract acquisition costs	6,916	(4,152)
Prepaid expenses and other assets	1,783	(11,161)
Accounts payable	3,767	(5,007)
Accrued expenses and other liabilities	1,500	(1,776)
Accrued compensation and benefits	(7,470)	(5,123)
Deferred revenue	(28,666)	(8,803)
Customer deposits	(3,874)	(1,135)
Net cash provided by (used in) operating activities	19,576	(29,794)
Cash flows from investing activities
Business combination, net of cash acquired	—	(20,859)
Purchases of property and equipment	(422)	(417)
Capitalized internal-use software	(4,964)	(5,669)
Purchases of short-term investments	(565,075)	(469,704)
Proceeds from sales of short-term investments	71,515	26,372
Proceeds from maturities of short-term investments	503,959	32,529
Net cash provided by (used in) investing activities	5,013	(437,748)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(52)	(224)
Payments related to acquisition holdback	(54)	—
Proceeds from issuance of common stock upon exercise of stock options	2,666	1,455
Proceeds from issuance of common stock under employee stock purchase plan	6,661	10,195
Net cash provided by financing activities	9,221	11,426
Net increase (decrease) in cash and cash equivalents	33,810	(456,116)
Cash and cash equivalents at beginning of period	763,414	1,286,134
Cash and cash equivalents at end of period	$797,224	$830,018
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$1,074	$784
Cash paid for operating lease liabilities	$2,482	$1,930
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$1,762	$2,455
Unpaid acquisition holdback	$4,046	$4,200
Operating lease right-of-use assets obtained in exchange for new lease obligations	$608	$—
Purchase of property and equipment included in accounts payable	$34	$—

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

The Company’s stockholders approved and adopted the Merger Agreement on July 15, 2024. Completion of the Merger is subject to customary conditions, including the satisfaction of certain domestic and foreign regulatory approvals; the absence of an order or law preventing or materially restraining the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.

The Merger Agreement includes certain customary termination rights for the Company and IBM. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024 and incorporated herein by reference.

Other than transaction expenses associated with the proposed Merger of $17.1 million recorded in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended July 31, 2024, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements for the quarter ended July 31, 2024.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three and six months ended July 31, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or any other period.

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
3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$16,488	10%	$16,724	12%	$32,837	10%	$31,882	11%
Support	116,166	70	103,997	72	229,798	71	205,910	74
Cloud-hosted services	26,534	16	18,372	13	51,124	16	34,916	12
Total subscription revenue	159,188	96	139,093	97	313,759	96	272,708	97
Professional services and other	5,950	4	4,153	3	11,958	4	8,521	3
Total revenue	$165,138	100%	$143,246	100%	$325,717	100%	$281,229	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$110,258	67%	$100,057	70%	$220,798	68%	$198,614	71%
Rest of the world	54,880	33%	43,189	30%	104,919	32	82,615	29
Total	$165,138	100%	$143,246	100%	$325,717	100%	$281,229	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Balance, beginning of period	$321,685	$276,414	$361,553	$302,244
Deferred revenue billings including reclassification to deferred revenue from customer deposits	177,899	160,210	296,144	273,256
Recognition of revenue, net of change in unbilled accounts receivable*	(166,697)	(143,183)	(324,810)	(282,059)
Balance, end of period	$332,887	$293,441	$332,887	$293,441
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$166,697	$143,183	$324,810	$282,059
Increase (decrease) in total unbilled accounts receivable	(1,559)	63	907	(830)
Revenue reported per consolidated statements of operations	$165,138	$143,246	$325,717	$281,229

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of July 31, 2024 and January 31, 2024, unbilled accounts receivable of approximately $4.7 million and $3.8 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2024 and January 31, 2024, the Company had $771.5 million and $775.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of July 31, 2024 and January 31, 2024, the Company expected to recognize approximately 61% and 59%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	July 31, 2024	January 31, 2024
Within the next 12 months	$19,052	$22,882
After the next 12 months	2,701	2,745
Total	$21,753	$25,627

4. Investments and Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$43,385	$—	$—	$43,385
U.S. treasury securities	Level 2	11,912	—	(1)	11,911
Commercial paper	Level 2	$3,000	$—	$—	$3,000
Total assets measured at fair value included in cash and cash equivalents		$58,297	$—	$(1)	$58,296
Short-term Investments:
U.S. treasury securities	Level 2	246,676	159	(148)	246,687
U.S. agency obligations	Level 2	34,483	1	(15)	34,469
Corporate notes and bonds	Level 2	175,060	406	(54)	175,412
Commercial paper	Level 2	48,121	—	—	48,121
Certificates of deposit	Level 2	7,377	—	—	7,377
Total short-term investments		$511,717	$566	$(217)	$512,066
Derivative instruments:
Foreign currency forward contracts	Level 2	—	222	—	222
Total assets measured at fair value		$570,014	$788	$(218)	$570,584
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$587	$587
Total derivative instruments		—	—	587	587
Total liabilities measured at fair value		$—	$—	$587	$587

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement as of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$63,137	$—	$—	$63,137
U.S. treasury securities	Level 2	9,495	—	—	9,495
Commercial paper	Level 2	10,981	—	—	10,981
Total assets measured at fair value included in cash and cash equivalents		$83,613	$—	$—	$83,613
Short-term Investments:
U.S. treasury securities	Level 2	$244,778	$150	$(141)	$244,787
U.S. agency obligations	Level 2	79,693	50	(23)	79,720
Corporate notes and bonds	Level 2	103,552	141	(70)	103,623
Commercial paper	Level 2	46,523	—	—	46,523
Certificates of deposit	Level 2	40,510	—	—	40,510
Total short-term investments		$515,056	$341	$(234)	$515,163
Derivative instruments:
Foreign currency forward contracts	Level 2	—	—	18	18
Total assets measured at fair value		$598,669	$341	$(216)	$598,794
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$518	$518
Total derivative instruments		—	—	518	518
Total liabilities measured at fair value		$—	$—	$518	$518

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

There were no transfers between fair value measurement levels during the six months ended July 31, 2024 and 2023.

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. As of July 31, 2024, the declines in the market value of the Company's short-term investment portfolio were not driven by credit related factors. As of July 31, 2024, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until maturity or a recovery of the cost basis. Therefore no allowance for expected credit losses was recorded as of July 31, 2024. Realized gains (losses) were not material for the six months ended July 31, 2024.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of July 31, 2024
	Amortized Cost	Fair Value
Due within one year	$405,909	$405,835
Due after one year through five years	105,808	106,231
Total	$511,717	$512,066

	As of January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$447,001	446,902
Due after one year through five years	68,055	68,261
Total	$515,056	$515,163

5. Derivative Instruments and Hedging

As of July 31, 2024 and January 31, 2024, the Company’s foreign currency forward contracts had an aggregate notional amount of $62.6 million and $49.3 million, respectively.
The Company enters into collateral arrangements with its counterparty that require the parties to post cash collateral when certain contractual thresholds are met to reduce credit risk. As of July 31, 2024, the Company posted $0.5 million cash collateral and included it in cash and cash equivalents in the condensed consolidated balance sheets. The following table summarizes the fair value of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	Fair Value as of July 31, 2024	Fair Value as of January 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$222	$18
Total derivative assets		$222	$18
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$587	$518
Total derivative liabilities		$587	$518

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Six Months Ended July 31, 2024
Beginning balance	$(501)
Net gains (losses) recognized in other comprehensive income	(616)
Net (gains) losses reclassified from AOCI to earnings	752
Ending balance	$(365)

As of July 31, 2024, net unrealized loss included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.4 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months. The effect of foreign currency forward contracts was $0.8 million to the condensed consolidated financials for the six months ended July 31, 2024.

6. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of July 31, 2024.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of July 31, 2024.
7. Common Stock and Stockholders' Equity

Stock Repurchase Program

In March 2024, the Company authorized the repurchase of Class A shares of common stock, in an aggregate amount of up to $250.0 million. Due to the pending Merger with IBM, the Company suspended the stock repurchase program and has not executed any repurchases to date.

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2024	12,067	$35.48
RSUs granted	5,613	$29.69
RSUs released	(2,422)	$37.16
RSUs cancelled	(1,757)	$34.19
Outstanding and unvested at July 31, 2024	13,501	$32.93

Employee Stock Purchase Plan ("ESPP")

Pursuant to the terms of the Merger Agreement with IBM, the Company stopped providing any new offering periods under the ESPP subsequent to June 15, 2024 and has cancelled all future purchase periods of any existing offering periods. As a result of the cancellation of the future purchase periods, the Company accelerated $13.8 million of expense in addition to the $3.5 million of expense related to the ESPP recorded during the six months ended July 31, 2024. During the six months ended July 31, 2024, employees purchased 342,179 shares of common stock under the ESPP at a purchase price of $19.47 per share, resulting in total cash proceeds of $6.7 million.

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

As of July 31, 2024, total unrecognized stock-based compensation cost related to PSUs was $3.2 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.5 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of support	$2,268	$2,844	$5,609	$5,100
Cost of cloud-hosted services	585	557	1,304	1,166
Cost of professional services and other	734	647	1,744	1,213
Sales and marketing	12,067	15,483	29,314	27,442
Research and development	12,294	12,942	27,107	24,673
General and administrative	10,351	13,646	22,038	26,688
Stock-based compensation expense, net of amounts capitalized	$38,299	$46,119	$87,116	$86,282
Capitalized stock-based compensation	872	1,352	1,762	2,455
Total stock-based compensation expense	$39,171	$47,471	$88,878	$88,737

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,462)	$(66,315)	$(77,590)	$(119,573)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	201,872	192,610	200,982	191,723
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.13)	$(0.34)	$(0.39)	$(0.62)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Outstanding stock options and restricted stock units	19,202	23,126	19,202	23,126
Share purchase rights under the ESPP	—	1,188	—	1,182
Total	19,202	24,314	19,202	24,309

9. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between the effective tax rate and the federal statutory rate is related to nonrecognition of tax benefits due to valuation allowance established for U.S. federal and state deferred tax assets. The Company recorded income tax expenses of $1.3 million and $0.2 million for the six months ended July 31, 2024 and 2023, respectively.

The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the six months ended July 31, 2024 was primarily due to foreign and US state income tax expense. The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

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

Our stockholders approved and adopted the Merger Agreement on July 15, 2024. Completion of the Merger is subject to customary conditions, including the satisfaction of certain domestic and foreign regulatory approvals; the absence of an order or law preventing or materially restraining the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.

The Merger Agreement includes customary termination rights for the Company and IBM. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024 and incorporated herein by reference.

Additionally, we have incurred transaction-related costs of approximately $17.1 million as of July 31, 2024.
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

We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of July 31, 2024 and 2023, our last four-quarter average net dollar retention rate was 110% and 124%, respectively.
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

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of July 31, 2024, we served over 4,700 customers spanning organizations of a broad range of sizes and industries, compared to over 4,200 as of July 31, 2023. We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of July 31, 2024, 498 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. In the fourth quarter of fiscal 2024 we changed the definition of ARR for consumption-based customers from the annualized value of their last month's spend to the annualized value of their last three months spend to better reflect longer term usage patterns. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of July 31, 2024 and 2023, our last four-quarter average net dollar retention rate was 110% and 124% respectively.
Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully managed offering. We believe that as organizations increasingly look for a fully managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended July 31, 2024 and 2023, HCP subscription revenue was $26.5 million and $18.4 million, respectively. For the six months ended July 31, 2024 and 2023, HCP subscription revenue was $51.1 million and $34.9 million, respectively.

Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June 2022, launch of HCP Consul in October, 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and, as of July 31, 2024, 46% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended July 31, 2024 and 2023, 33% and 30% of our revenue, respectively, was generated by customers outside of the United States. For the six months ended July 31, 2024 and 2023, 32% and 29% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	July 31, 2024		January 31, 2024
	(dollars in millions)
Total customers	4,709		4,423
Total customers with $100,000 or greater ARR	934		897
Subscription revenue from HCP	$51.1	(1)	$76.1	(1)
GAAP Remaining Performance Obligations (RPOs)	$771.5		$775.8
Non-GAAP RPOs(2)	$793.3	(2)	$801.4

(1)Represents subscription revenue for the six months ended July 31, 2024 and for the twelve months ended January 31, 2024
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers, the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. For the three and six months ended 2024 and 2023, customers with $100,000 or greater ARR represented 89% of revenue for the three months ended July 31, 2024 and 2023, respectively.
Quarterly Revenue from HCP

We believe that HCP represents an important growth opportunity for our business. As organizations continue their transition to the cloud, many will begin seeking fully managed platforms and will begin to adopt HCP. We will continue to track the revenue generated by HCP as a way of measuring the adoption of our platform.

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of July 31, 2024 and January 31, 2024, our RPOs were $771.5 million, and $775.8 million, respectively. As of July 31, 2024, we expect to recognize approximately 61% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of July 31, 2024 and January 31, 2024, non-GAAP RPOs were $793.3 million and $801.4 million, respectively. As of July 31, 2024, we expect to recognize 62% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our GAAP RPOs to our Non-GAAP RPOs for the periods presented (in thousands):

	As of
	July 31, 2024	January 31, 2024
GAAP RPOs
GAAP short-term RPOs	$473,354	$460,170
GAAP long-term RPOs	298,144	315,580
Total GAAP RPOs	$771,498	$775,750
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$19,052	$22,882
Customer deposits expected to be recognized after the next 12 months	2,701	2,745
Total customer deposits	$21,753	$25,627
Non-GAAP RPOs
Non-GAAP short-term RPOs	$492,406	$483,052
Non-GAAP long-term RPOs	300,845	318,325
Total Non-GAAP RPOs	$793,251	$801,377

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Six Months Ended July 31,
	2024	2023
GAAP net cash provided by (used in) operating activities	$19,576	$(29,794)
Add: purchases of property and equipment	(422)	(417)
Add: capitalized internal-use software	(4,964)	(5,669)
Free cash flow inflow (outflow)	$14,190	$(35,880)
GAAP net cash provided by operating activities as a percentage of revenue	6%	(11)%
Free cash flow as a % of revenue	4%	(13)%
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

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
Revenue:
License	$16,488	10%	$16,724	12%	$32,837	10%	$31,882	11%
Support	116,166	70	103,997	72	229,798	71	205,910	74
Cloud-hosted services	26,534	16	18,372	13	51,124	16	34,916	12
Total subscription revenue	159,188	96	139,093	97	313,759	97	272,708	97
Professional services and other	5,950	4	4,153	3	11,958	3	8,521	3
Total revenue	165,138	100	143,246	100	325,717	100	281,229	100
Cost of revenue:
Cost of license	470	-	498	-	1,007	-	1,083	-
Cost of support	14,817	9	16,304	12	30,016	9	31,147	12
Cost of cloud-hosted services	8,930	5	7,619	5	17,828	5	14,647	5
Total cost of subscription revenue	24,217	14	24,421	17	48,851	14	46,877	17
Cost of professional services and other	5,992	4	4,913	3	11,671	4	9,245	3
Total cost of revenue	30,209	18	29,334	20	60,522	18	56,122	20
Gross profit	134,929	82	113,912	80	265,195	82	225,107	80
Operating expenses:
Sales and marketing	87,623	53	101,134	71	180,765	55	191,698	68
Research and development	54,981	33	59,962	42	113,816	35	114,155	41
General and administrative	35,623	22	35,412	25	81,625	25	69,660	25
Total operating expenses	178,227	108	196,508	138	376,206	115	375,513	134
Loss from operations	(43,298)	(26)	(82,596)	(58)	(111,011)	(34)	(150,406)	(54)
Interest income	17,745	10	16,300	12	34,952	11	31,280	11
Other expense, net	(258)	-	(105)	-	(219)	-	(225)	-
Loss before income taxes	(25,811)	(16)	(66,401)	(46)	(76,278)	(23)	(119,351)	(43)
Provision for income taxes	651	—	(86)	—	1,312	(1)	222	—
Net loss	$(26,462)	(16)%	$(66,315)	(46)%	$(77,590)	(24)%	$(119,573)	(43)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue:
Cost of support	$2,268	$2,844	$5,609	$5,100
Cost of cloud-hosted services	585	557	1,304	1,166
Total cost of subscription revenue	2,853	3,401	6,913	6,266
Cost of professional services and other	734	647	1,744	1,213
Total cost of revenue	3,587	4,048	8,657	7,479
Sales and marketing	12,067	15,483	29,314	27,442
Research and development	12,294	12,942	27,107	24,673
General and administrative	10,351	13,646	22,038	26,688
Total stock-based compensation expense, net of amounts capitalized	$38,299	$46,119	$87,116	$86,282

Comparison of Three Months Ended July 31, 2024 and 2023
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Revenue:
License	$16,488	$16,724	$(236)	(1)%
Support	116,166	103,997	12,169	12%
Cloud-hosted services	26,534	18,372	8,162	44%
Total subscription revenue	159,188	139,093	20,095	14%
Professional services and other	5,950	4,153	1,797	43%
Total revenue	$165,138	$143,246	$21,892	15%

Subscription revenue increased by $20.1 million, or 14%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $12.7 million for the three months ended July 31, 2024, as we increased our customer base by 12% from July 31, 2023, to July 31, 2024. The remaining $7.4 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 110% for the trailing four quarters ended July 31, 2024.
Professional services revenue increased by $1.8 million, or 43%, for the three months ended July 31, 2024 compared to the same period of the prior year. The increase is attributable to delivery of professional services.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Cost of revenue:
Cost of license	$470	$498	$(28)	(6)%
Cost of support	14,817	16,304	(1,487)	(9)%
Cost of cloud-hosted services	8,930	7,619	1,311	17%
Total cost of subscription revenue	24,217	24,421	(204)	(1)%
Cost of professional services and other	5,992	4,913	1,079	22%
Total cost of revenue	$30,209	$29,334	$875	3%

	Three Months Ended July 31,
	2024	2023
Gross margin
License	97%	97%
Support	87%	84%
Cloud-hosted services	66%	59%
Total subscription margin	85%	82%
Professional services and other	(1)%	(18)%
Total gross margin	82%	80%

Cost of subscription revenue decreased by $0.2 million, or 1%, for the three months ended July 31, 2024 compared to the same period of the prior year. The decrease in cost of subscription revenue was driven by a decrease in employee-related expenses of $1.3 million due to decreases in stock-based compensation and in internal events in our customer support organization. This decrease was offset by a $0.8 million increase in amortization of internal-use software and a $0.2 million increase in amortization of acquired developed technology in our cloud hosted services organization.
Cost of professional services increased by $1.1 million, or 22%, for the three months ended July 31, 2024 compared to the same period of the prior year. The increase in cost of professional services was mainly driven by a $0.9 million increase in employee-related expenses and a $0.2 million increase in professional services.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Sales and marketing	$87,623	$101,134	$(13,511)	(13)%

Sales and marketing expenses decreased by $13.5 million, or 13%, for the three months ended July 31, 2024 compared to the same period of the prior year. The decrease was driven by a $8.9 million decrease in payroll and benefits due to a 5% decrease in headcount from the prior year, a $3.4 million decrease in stock-based compensation expense, primarily due to higher forfeitures, lower overall headcount and the termination of the ESPP. In addition, there was a decrease of $1.5 million in company events and a $0.9 million decrease in professional services, offset by a $0.5 million increase in marketing expense, a $0.5 million increase in travel expense and a $0.2 million increase in facility expense.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Research and development	$54,981	$59,962	$(4,981)	(8)%

Research and development expenses decreased by $5.0 million, or 8%, for the three months ended July 31, 2024 compared to the same period of the prior year. This decrease was primarily driven by a $4.2 million decrease in payroll and benefits due to a 7% decrease in headcount from the prior year, which includes a $1.1 million decrease in stock-based compensation expense, primarily due to higher forfeitures, lower overall headcount, and termination of ESPP. In addition, there was a decrease of $0.7 million in company events, a $0.1 million decrease in travel expense, and a $0.2 million decrease in professional services, offset by a $0.2 million increase in software costs.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
General and administrative	$35,623	$35,412	$211	1%

General and administrative expenses increased by $0.2 million, or 1%, for the three months ended July 31, 2024 compared to the same period of the prior year. The increase was primarily driven by a $3.5 million increase in professional services, which includes transaction costs incurred related to the pending acquisition by IBM, offset by a $3.5 million decrease in employee-related costs, which includes a $3.3 million decrease in stock-based compensation primarily due to higher forfeitures and differences in vesting terms.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Interest income	$17,745	$16,300	$1,445	9%

Interest income increased by $1.4 million, or 9%, for the three months ended July 31, 2024 compared to the same period of the prior year. The increase was attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from higher interest rates.

Other Expense, Net
The following table presents other expense, net (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Other expense, net	$(258)	$(105)	$(153)	146%

Other expense, net, changed by $0.2 million, or 146%, for the three months ended July 31, 2024 compared to the same period of the prior year. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended July 31,		Change
	2024	2023	$	%
Provision for income taxes	$651	$(86)	$737	(857)%

Provision for income taxes increased by $0.7 million, or 857%, for the three months ended July 31, 2024 compared to the same period of the prior year, primarily due to income in foreign and US federal and state tax jurisdictions. In addition, a $0.5 million tax benefit resulted from the acquisition of BluBracket, Inc for the three months ended July 31, 2023. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Comparison of Six Months Ended July 31, 2024 and 2023

Revenue

The following table presents revenue by type (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Revenue:
License	$32,837	$31,882	$955	3%
Support	229,798	205,910	23,888	12%
Cloud-hosted services	51,124	34,916	16,208	46%
Total subscription revenue	313,759	272,708	41,051	15%
Professional services and other	11,958	8,521	3,437	40%
Total revenue	$325,717	$281,229	$44,488	16%

Subscription revenue increased by $41.1 million, or 15%, for the six months ended July 31, 2024 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $24.1 million for the six months ended July 31, 2024, as we increased our customer base by 12% from July 31, 2023, to July 31, 2024. The remaining $17.0 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 110% for the trailing four quarters ended July 31, 2024.

Professional services revenue increased by $3.4 million, or 40%, for the six months ended July 31, 2024 compared to the same period of the prior year. This was primarily attributable to delivery of professional services and the completion of certain professional services projects.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Cost of revenue:
Cost of license	$1,007	$1,083	$(76)	(7)%
Cost of support	30,016	31,147	(1,131)	(4)%
Cost of cloud-hosted services	17,828	14,647	3,181	22%
Total cost of subscription revenue	48,851	46,877	1,974	4%
Cost of professional services and other	11,671	9,245	2,426	26%
Total cost of revenue	$60,522	$56,122	$4,400	8%

	Six Months Ended July 31,
	2024	2023
Gross margin
License	97%	97%
Support	87%	85%
Cloud-hosted services	65%	58%
Total subscription margin	84%	83%
Professional services and other	2%	(8)%
Total gross margin	81%	80%

Cost of subscription revenue increased by $2.0 million, or 4%, for the six months ended July 31, 2024 compared to the same period of the prior year. The increase in cost of subscription revenue was driven a $1.6 million increase in amortization of internal-use software and a $0.8 million increase in amortization of acquired developed technology. These increases were offset by a $0.3 million decrease in spending on software and external services, and a decrease in employee-related expenses of $0.2 million.

Cost of professional services increased by $2.4 million, or 26%, for the six months ended July 31, 2024 compared to the same period of the prior year. The increase in cost of professional services was driven by a $2.2 million in employee-related expenses due to higher headcount and a $0.2 million increase in professional services.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Sales and marketing	$180,765	$191,698	(10,933)	(6)%

Sales and marketing expenses decreased by $10.9 million, or 6%, for the six months ended July 31, 2024 compared to the same period of the prior year. The decrease was primarily driven by a $11.0 million net decrease in employee-related costs, which includes a $12.4 million decrease in payroll and benefits due to a 5% decrease in headcount from the prior year, offset by a $1.9 million increase in stock-based compensation from the acceleration of ESPP due to the the cancellation of the future purchase periods under the program. In addition, there was a $0.4 million increase in marketing expense, a $1.0 million increase in company events and a $0.3 million increase in facility expense, offset by a $1.5 million decrease in professional services and a $0.1 million decrease in travel expense.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Research and development	$113,816	$114,155	(339)	—%

Research and development expenses decreased by $0.3 million for the six months ended July 31, 2024 compared to the same period of the prior year. This decrease was primarily driven by a $0.8 million decrease in company events, a $0.5 million decrease in travel expenses and offset by a $0.9 million increase in software expense and a $0.1 million increase in facility expense. The change in employee-related costs was relatively flat when compared to the prior year with an overall decrease in salary and benefits of $2.5 million due to a decrease in headcount, offset by a $2.4 million increase in net stock-based compensation from the acceleration of ESPP compensation cost due to the cancellation future purchase periods under the program.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
General and administrative	$81,625	$69,660	11,965	17%

General and administrative expenses increased by $12.0 million, or 17%, for the six months ended July 31, 2024 compared to the same period of the prior year. The increase was primarily driven by a $16.7 million increase in professional services, which includes transaction costs incurred related to the pending acquisition by IBM, offset by a $4.9 million decrease in employee-related costs, which includes a $4.6 million decrease in stock-based compensation due to a decrease of stock-based compensation from higher forfeitures and differences in vesting terms. The remainder of the increase was attributable to a $0.1 million increase in software expenses.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Six Months Ended July 31, 2024		Change
	2024	2023	$	%
Interest income	$34,952	$31,280	3,672	12%

Interest income increased by $3.7 million, or 12% for the six months ended July 31, 2024 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Expense, Net

The following table presents other expense, net (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Other expense, net	$(219)	$(225)	6	(3)%

Other expense, net remained consistent for the six months ended July 31, 2024 compared to the same period of the prior year. The changes were primarily due to foreign currency gains on our cash balances in foreign jurisdictions due to movements of the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Six Months Ended July 31,		Change
	2024	2023	$	%
Provision for income taxes	$1,312	$222	1,090	491%

Provision for income taxes increased by $1.1 million, or 491%, for the six months ended July 31, 2024 compared to the same period of the prior year, primarily due to income in foreign and US federal and state tax jurisdictions. In addition, a $0.5 million tax benefit resulted from the acquisition of BluBracket, Inc for the six months ended July 31, 2023. We continue to maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources

As of July 31, 2024, we had cash, cash equivalents, and short-term investments of $1,309.3 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. Our short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,048.7 million as of July 31, 2024. While we expect to continue to incur operating losses in the foreseeable future, we have generated positive cash flows from operations in recent quarters. We may continue to have positive cash flows in the future, or we may require additional capital resources to execute strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2024	2023
Net cash provided by (used in) operating activities	$19,576	$(29,794)
Net cash provided by (used in) investing activities	$5,013	$(437,748)
Net cash provided by financing activities	$9,221	$11,426

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

Net cash provided by operating activities during the six months ended July 31, 2024 was $19.6 million, which resulted from a net loss of $77.6 million, adjusted for non-cash charges of $88.4 million and net cash inflow of $8.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $87.1 million for stock-based compensation expense, $6.4 million for depreciation and amortization expense, and $1.9 million for non-cash operating lease costs, offset by $7.1 million for accretion of discounts on investments. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $34.8 million decrease in accounts receivable due to lower billings and timing of collections from our customers, a $6.9 million decrease in deferred contract acquisition costs, a $1.8 million decrease in prepaid expenses and other assets due to decrease of software subscription, a $3.8 million increase in accounts payable due to timing of payments to our vendors, and a $1.5 million increase in accrued expenses and other liabilities due to timing of payment of accrued liabilities. The cash inflow is offset by a $28.7 million decrease in deferred revenue due to higher recognition of revenue and lower billings, a $7.5 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, and a $3.9 million decrease in customer deposits.

Net cash used in operating activities during the six months ended July 31, 2023 was $29.8 million, which resulted from a net loss of $119.6 million, adjusted for non-cash charges of $87.0 million and net cash inflow of $2.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $86.3 million for stock-based compensation expense, $3.9 million for depreciation and amortization expense, and $1.5 million for non-cash operating lease costs, offset by $4.2 million for accretion of discount and amortization of premiums on investments. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $39.9 million decrease in accounts receivable due to lower billings and timing of collections from our customers. The cash inflow was partially offset by a $4.2 million increase in deferred contract acquisition costs, and a $5.0 million decrease in accounts payable due to timing of payments to our vendors, a $8.8 million decrease in deferred revenue due to higher recognition of revenue, a $11.2 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $5.1 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $1.1 million decrease in customer deposits, and a $1.8 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities and franchise tax.
Investing Activities

Net cash provided by investing activities during the six months ended July 31, 2024 of $5.0 million was due to a $565.1 million cash outflow in purchases of short-term investments and a $5.0 million outflow in capitalized internal-use software for our cloud platform, offset by a $504.0 million and $71.5 million cash inflows from maturities and sales of investments, respectively.

Net cash used in investing activities during the six months ended July 31, 2023 of $437.7 million as a result of an increase in purchases of investments and capitalized internal-use software for our cloud platform, offset by proceeds from sales of investments.

Financing Activities

Net cash provided by financing activities of $9.2 million during the six months ended July 31, 2024 was due to $2.7 million proceeds from the exercise of stock options, $6.7 million proceeds from stocks purchased by employees under the employee stock purchase plan, offset by $0.1 million outflow for payment of tax related to net share settlement, and $0.1 million outflow for payment of the BluBracket acquisition holdback.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the six months ended July 31, 2024 as compared to those discussed in our fiscal 2024 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of July 31, 2024, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Risk

All of our sales contracts are denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Canadian Dollar, and Australian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 1%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

On April 24, 2024, we entered into the Merger Agreement. Completion of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including, but not limited to: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtainment, termination or expiration, as applicable, of any approval or waiting period under the competition or foreign investment laws in certain foreign jurisdiction; (ii) the absence of an order or law preventing or materially restraining the consummation of the Merger; (iii) the accuracy of the representations and warranties of the parties made in the Merger Agreement; (iv) the performance by each party of its covenants and agreements set forth in the Merger Agreement in all material respects; and (v) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to the Company. There is no assurance that these conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
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

We have experienced periods of rapid growth and increased demand for our offerings. Our total revenues for the three months ended July 31, 2024 and 2023 were $165.1 million and $143.2 million, respectively, representing an annual growth rate of 15% from second quarter of fiscal 2024 to fiscal 2025. In addition, we have experienced fluctuation in our growth rates over time. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $26.5 million, and $66.3 million for the three months ended July 31, 2024 and 2023, respectively. We had an accumulated deficit of $1,048.7 million as of July 31, 2024 and $971.1 million as of January 31, 2024. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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

We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 87% of our revenues for the three months ended July 31, 2024 and 2023, respectively, we believe that our emerging products represent a significant growth opportunity. We also believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further managed offerings, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 33% and 30% of our revenue outside of the United States for the three months ended July 31, 2024, and 2023, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already amended and expanded the CCPA with a new law, the California Privacy Rights Act of 2020, or CPRA, which came into effect as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that went into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that will go into effect in 2024; Delaware Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has gone or will go into effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will go into effect in 2026. Some states also have proposed, and in certain cases adopted, sector-specific privacy legislation, such as Washington’s My Health, My Data Act. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability. Similarly, regulatory bodies such as the US Securities and Exchange Commission have issued disclosure rules and signaled a more aggressive posture regarding data security failures.

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

As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards of $690.4 million and $602.2 million, respectively. The U.S. federal net operating loss does not expire since all balances relate to losses incurred after January 1, 2018, whereas state net operating losses will start expiring in 2026, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

Legislation or other changes to tax laws of the United States and other jurisdictions could impact the tax treatment of our earnings. For example, the Tax Act has eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, for U.S.-based and non-U.S. based research expenditures, respectively, beginning in 2022. Further, in August 2022 the United States enacted the Inflation Reduction Act of 2022, or the IRA, which introduced a 15% minimum tax on adjusted book income over one billion, and a 1% excise tax on stock buybacks. We do not currently expect the IRA will have a material impact on our income tax liability. Further, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries. The Council of the European Union has adopted this proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023. Due to expansion of our international business activities, such changes, as well as regulations and legal decisions interpreting and applying these changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2024, Armon Dadgar, our co-founder, holds and/or controls approximately 26% of the voting power of our outstanding common stock, and our other executive officers and directors and their affiliates together hold and/or control approximately 60% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, including the proposed Merger with IBM, for the foreseeable future. Our other co-founder Mitchell Hashimoto ceased to be an employee of HashiCorp in fiscal 2024 and has no significant influence on the voting power of our outstanding common stock.

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

Further, as of July 31, 2024, up to 4,272,896 shares of our Class B common stock and up to 15,096,299 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 36,141,257 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the second quarter of fiscal 2025.

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

2.1**	Agreement and Plan of Merger, dated as of April 24, 2024, by and among International Business Machines Corporation, McCloud Merger Sub, Inc, and the Registrant.	8-K	001-41121	2.1	4/25/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41121	3.1	12/13/2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41121	3.2	12/13/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: August 29, 2024	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2024	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial and Accounting Officer)