Form 10-Q
period 2024-10-31
HashiCorp, Inc.
filed 2024-12-05
CIK 1720671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 2, 2024, the number of registrant’s issued and outstanding shares of Class A common stock and Class B common stock was 161,635,636 and 42,811,733, respectively.

HashiCorp, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HASHICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	As of
	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$923,627	$763,414
Short-term investments	422,774	515,163
Accounts receivable, net of allowance	129,352	182,614
Deferred contract acquisition costs	50,858	50,285
Prepaid expenses and other current assets	26,215	30,075
Total current assets	1,552,826	1,541,551
Deferred contract acquisition costs, non-current	71,392	80,055
Acquisition-related intangible assets, net	9,486	11,611
Goodwill	12,197	12,197
Other assets, non-current	47,016	46,533
Total assets	$1,692,917	$1,691,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,052	$9,081
Accrued expenses and other current liabilities	14,293	15,143
Accrued compensation and benefits	44,126	56,007
Deferred revenue	310,431	334,894
Customer deposits	20,217	25,627
Total current liabilities	410,119	440,752
Deferred revenue, non-current	16,580	26,659
Other liabilities, non-current	8,553	11,543
Total liabilities	435,252	478,954
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, par value of $0.000015 per share; 1,000,000 and 1,000,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively; 161,387 and 125,333 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	2	1
Class B common stock, par value of $0.000015 per share; 200,000 and 200,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively; 42,884 and 73,921 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	1	2
Additional paid-in capital	2,318,947	2,184,451
Accumulated other comprehensive income (loss)	379	(393)
Accumulated deficit	(1,061,664)	(971,068)
Total stockholders’ equity	1,257,665	1,212,993
Total liabilities and stockholders’ equity	$1,692,917	$1,691,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
License	$21,202	$15,973	$54,039	$47,855
Support	117,656	106,098	347,455	312,008
Cloud-hosted services	28,962	19,863	80,086	54,779
Total subscription revenue	167,820	141,934	481,580	414,642
Professional services and other	5,569	4,191	17,527	12,712
Total revenue	173,389	146,125	499,107	427,354
Cost of revenue:
Cost of license	525	293	1,532	1,376
Cost of support	14,748	13,356	44,764	44,503
Cost of cloud-hosted services	9,183	7,692	27,011	22,339
Total cost of subscription revenue	24,456	21,341	73,307	68,218
Cost of professional services and other	5,332	4,264	17,002	13,509
Total cost of revenue	29,788	25,605	90,309	81,727
Gross profit	143,601	120,520	408,798	345,627
Operating expenses:
Sales and marketing	86,422	87,320	267,187	279,019
Research and development	53,365	54,349	167,181	168,504
General and administrative	33,696	34,424	115,321	104,083
Total operating expenses	173,483	176,093	549,689	551,606
Loss from operations	(29,882)	(55,573)	(140,891)	(205,979)
Interest income	17,387	16,765	52,339	48,045
Other income (expense), net	100	(407)	(121)	(632)
Loss before income taxes	(12,395)	(39,215)	(88,673)	(158,566)
Provision for income taxes	611	258	1,923	480
Net loss	$(13,006)	$(39,473)	$(90,596)	$(159,046)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.06)	$(0.20)	$(0.45)	$(0.83)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	203,526	194,600	201,836	192,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(13,006)	$(39,473)	$(90,596)	$(159,046)
Other comprehensive loss, net of tax:
Available-for-sale investments:
Net unrealized gains (losses) on available-for-sale investments	534	38	774	(895)
Foreign currency forward contracts:
Unrealized losses on foreign currency forward contracts	(138)	(226)	(3)	(321)
Other comprehensive income (loss), net of tax	396	(188)	771	(1,216)
Total comprehensive loss	$(12,610)	$(39,661)	$(89,825)	$(160,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2024	199,254	$3	$2,184,451	$(393)	$(971,068)	$1,212,993
Issuance of common stock upon exercise of stock options	464	—	1,681	—	—	1,681
Issuance of common stock upon settlement of restricted stock units	1,253	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(31)	—	—	(31)
Stock-based compensation	—	—	49,707	—	—	49,707
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	—	(51,128)	(51,128)
Balance as of April 30, 2024	200,970	$3	$2,235,808	$(2,036)	$(1,022,196)	$1,211,579
Issuance of common stock upon exercise of stock options	372	—	985	—	—	985
Issuance of common stock upon settlement of restricted stock units	1,169	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(21)	—	—	(21)
Issuance of common stock under employee stock purchase plan	342	—	6,661	—	—	6,661
Stock-based compensation	—	—	39,171	—	—	39,171
Other comprehensive income	—	—	—	2,019	—	2,019
Net loss	—	—	—	—	(26,462)	(26,462)
Balance as of July 31, 2024	202,852	$3	$2,282,604	$(17)	$(1,048,658)	$1,233,932
Issuance of common stock upon exercise of stock options	165	—	1,151	—	—	1,151
Issuance of common stock upon settlement of restricted stock units	1,255	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1)	—	(27)	—	—	(27)
Stock-based compensation	—	—	35,219	—	—	35,219
Other comprehensive loss	—	—	—	396	—	396
Net loss	—	—	—	—	(13,006)	(13,006)
Balance as of October 31, 2024	204,271	$3	$2,318,947	$379	$(1,061,664)	$1,257,665

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2023	189,968	$3	$1,985,747	$—	$(780,400)	$1,205,350
Issuance of common stock upon exercise of stock options	513	—	1,013	—	—	1,013
Issuance of common stock for restricted stock awards	1,071	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	41,266	—	—	41,266
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(53,258)	(53,258)
Balance as of April 30, 2023	191,552	$3	$2,028,017	$(66)	$(833,658)	$1,194,296
Issuance of common stock upon exercise of stock options	366	—	442	—	—	442
Issuance of common stock upon settlement of restricted stock units	1,307	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5)	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	426	—	10,195	—	—	10,195
Stock-based compensation	—	—	47,471	—	—	47,471
Other comprehensive loss	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(66,315)	(66,315)
Balance as of July 31, 2023	193,646	$3	$2,085,910	$(1,028)	$(899,973)	$1,184,912
Issuance of common stock upon exercise of stock options	407	—	1,488	—	—	1,488
Issuance of common stock upon settlement of restricted stock units	1,477	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(2)	—	(12)	—	—	(12)
Stock-based compensation	—	—	44,996	—	—	44,996
Other comprehensive loss	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	(39,473)	(39,473)
Balance as of October 31, 2023	195,528	$3	$2,132,382	$(1,216)	$(939,446)	$1,191,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

HASHICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(90,596)	$(159,046)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation expense, net of amounts capitalized	121,572	130,048
Depreciation and amortization expense	9,907	6,586
Non-cash operating lease cost	2,823	2,222
Accretion of discounts on marketable securities	(10,236)	(8,505)
Deferred income taxes	—	(482)
Other	101	67
Changes in operating assets and liabilities:
Accounts receivable	53,155	54,116
Deferred contract acquisition costs	8,090	(1,086)
Prepaid expenses and other assets	3,987	(11,843)
Accounts payable	11,970	(6,589)
Accrued expenses and other liabilities	(1,197)	(3,403)
Accrued compensation and benefits	(11,881)	(6,654)
Deferred revenue	(34,542)	(12,042)
Customer deposits	(5,410)	(4,526)
Net cash provided by (used in) operating activities	57,743	(21,137)
Cash flows from investing activities
Business combination, net of cash acquired	—	(20,860)
Purchases of property and equipment	(434)	(491)
Capitalized internal-use software	(7,394)	(8,536)
Purchases of short-term investments	(612,520)	(691,220)
Proceeds from sales of short-term investments	80,159	26,372
Proceeds from maturities of short-term investments	635,769	146,662
Net cash provided by (used in) investing activities	95,580	(548,073)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(79)	(236)
Payments related to acquisition holdback	(3,511)	—
Proceeds from issuance of common stock upon exercise of stock options	3,817	2,943
Proceeds from issuance of common stock under employee stock purchase plan	6,661	10,195
Net cash provided by financing activities	6,888	12,902
Net increase (decrease) in cash and cash equivalents	160,211	(556,308)
Cash and cash equivalents at beginning of period	763,414	1,286,134
Cash and cash equivalents at end of period	$923,625	$729,826
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$2,046	$1,406
Cash paid for operating lease liabilities	$3,749	$2,912
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation expense	$2,525	$3,685
Unpaid acquisition holdback	$546	$4,100
Operating lease right-of-use assets obtained in exchange for new lease obligations	$608	$—

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

Proposed Transaction with IBM
On April 24, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Business Machines Corporation ("IBM") and McCloud Merger Sub, Inc., a wholly owned subsidiary of IBM (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into HashiCorp (the “Merger”), with HashiCorp continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of IBM. The Merger is expected to be completed in the first calendar quarter of 2025, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement.

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

The Merger Agreement includes certain customary termination rights for the Company and IBM, including if the Effective Time has not occurred on or before October 24, 2025. Upon termination of the Merger Agreement in certain limited circumstances relating to an alternative transaction for the Company, the Company will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024 and incorporated herein by reference.

Other than transaction expenses associated with the proposed Merger of $22.1 million recorded in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended October 31, 2024, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements for the nine months ended October 31, 2024.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three and nine months ended October 31, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or any other period.

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

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, which provides amendments to improve financial reporting by requiring the disclosure of additional information about specific expense categories. The amendments are effective for the Company’s annual periods beginning January 31, 2027, and interim periods beginning April 30, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
License	$21,202	12%	$15,973	11%	$54,039	11%	$47,855	11%
Support	117,656	68	106,098	72	347,455	70	312,008	73
Cloud-hosted services	28,962	17	19,863	14	80,086	16	54,779	13
Total subscription revenue	167,820	97	141,934	97	481,580	97	414,642	97
Professional services and other	5,569	3	4,191	3	17,527	3	12,712	3
Total revenue	$173,389	100%	$146,125	100%	$499,107	100%	$427,354	100%

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company's products and services (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
United States	$117,530	68%	$102,365	70%	$338,328	68%	$300,979	70%
Rest of the world	55,860	32%	43,760	30%	160,779	32	126,375	30
Total	$173,389	100%	$146,125	100%	$499,107	100%	$427,354	100%

No other country, outside of the United States, exceeded 10% of total revenue during the periods presented.

Contract Balances

Changes in deferred revenue and unbilled accounts receivable were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Balance, beginning of period	$321,685	$293,441	$361,553	$302,244
Deferred revenue billings including reclassification to deferred revenue from customer deposits	178,372	142,390	463,315	415,646
Recognition of revenue, net of change in unbilled accounts receivable*	(173,046)	(145,629)	(497,857)	(427,688)
Balance, end of period	$327,011	$290,202	$327,011	$290,202
* Reconciliation to revenue reported per consolidated statements of operations:
Revenue billed as of the end of the period	$173,046	$145,629	$497,857	$427,688
Increase (decrease) in total unbilled accounts receivable	343	496	1,250	(334)
Revenue reported per consolidated statements of operations	$173,389	$146,125	$499,107	$427,354

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of October 31, 2024 and January 31, 2024, unbilled accounts receivable of approximately $5.1 million and $3.8 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets.

Remaining Performance Obligations (RPOs)

The typical stated customer contract term is one year but can range up to three years. RPOs include both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2024 and January 31, 2024, the Company had $775.4 million and $775.8 million, respectively, of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of October 31, 2024 and January 31, 2024, the Company expected to recognize approximately 62% and 59%, respectively, of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

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

	As of
	October 31, 2024	January 31, 2024
Within the next 12 months	$17,920	$22,882
After the next 12 months	2,297	2,745
Total	$20,217	$25,627

4. Investments and Fair Value Measurements

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy on a recurring basis and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	Fair Value Measurement as of October 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$91,073	$—	$—	$91,073
U.S. treasury securities	Level 2	52,153	1	(6)	52,148
Corporate notes and bonds	Level 2	5,898	—	—	5,898
Commercial paper	Level 2	$4,979	$—	$—	$4,979
Total assets measured at fair value included in cash and cash equivalents		$154,103	$1	$(6)	$154,098
Short-term Investments:
U.S. treasury securities	Level 2	228,566	310	(6)	228,870
U.S. agency obligations	Level 2	13,811	14	—	13,824
Corporate notes and bonds	Level 2	148,823	584	(15)	149,392
Commercial paper	Level 2	25,433	—	—	25,433
Certificates of deposit	Level 2	5,254	—	—	5,254
Total short-term investments		$421,887	$908	$(21)	$422,774
Derivative instruments:
Foreign currency forward contracts	Level 2	—	276	—	276
Total assets measured at fair value		$575,990	$1,185	$(27)	$577,148
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$778	$778
Total derivative instruments		—	—	778	778
Total liabilities measured at fair value		$—	$—	$778	$778

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	Fair Value Measurement as of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
Cash and cash equivalents:
Money market funds	Level 1	$63,137	$—	$—	$63,137
U.S. treasury securities	Level 2	9,495	—	—	9,495
Commercial paper	Level 2	10,981	—	—	10,981
Total assets measured at fair value included in cash and cash equivalents		$83,613	$—	$—	$83,613
Short-term Investments:
U.S. treasury securities	Level 2	$244,778	$150	$(141)	$244,787
U.S. agency obligations	Level 2	79,693	50	(23)	79,720
Corporate notes and bonds	Level 2	103,552	141	(70)	103,623
Commercial paper	Level 2	46,523	—	—	46,523
Certificates of deposit	Level 2	40,510	—	—	40,510
Total short-term investments		$515,056	$341	$(234)	$515,163
Derivative instruments:
Foreign currency forward contracts	Level 2	—	—	18	18
Total assets measured at fair value		$598,669	$341	$(216)	$598,794
Liabilities:
Derivative instruments:
Foreign currency forward contracts	Level 2	$—	$—	$518	$518
Total derivative instruments		—	—	518	518
Total liabilities measured at fair value		$—	$—	$518	$518

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

There were no transfers between fair value measurement levels during the nine months ended October 31, 2024 and 2023.

The Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. As of October 31, 2024, the declines in the market value of the Company's short-term investment portfolio were not driven by credit related factors. As of October 31, 2024, the Company determined that it does not intend to sell any securities with a decline in market value, and it is more likely than not that the Company will be able to hold these securities until maturity or a recovery of the cost basis. Therefore no allowance for expected credit losses was recorded as of October 31, 2024. Realized gains (losses) were not material for the nine months ended October 31, 2024.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	As of October 31, 2024
	Amortized Cost	Fair Value
Due within one year	$360,364	$360,796
Due after one year through five years	61,523	61,978
Total	$421,887	$422,774

	As of January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$447,001	446,902
Due after one year through five years	68,055	68,261
Total	$515,056	$515,163
5. Derivative Instruments and Hedging

As of October 31, 2024 and January 31, 2024, the Company’s foreign currency forward contracts had an aggregate notional amount of $61.0 million and $49.3 million, respectively.
The Company enters into collateral arrangements with its counterparty that require the parties to post cash collateral when certain contractual thresholds are met to reduce credit risk. As of October 31, 2024, the Company posted $0.5 million cash collateral and included it in cash and cash equivalents in the condensed consolidated balance sheets. The following table summarizes the fair value of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	Fair Value as of October 31, 2024	Fair Value as of January 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$276	$18
Total derivative assets		$276	$18
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$778	$518
Total derivative liabilities		$778	$518

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on accumulated other comprehensive income (“AOCI”) (in thousands):

Nine Months Ended October 31, 2024
Beginning balance	$(501)
Net gains (losses) recognized in other comprehensive income	(499)
Net (gains) losses reclassified from AOCI to earnings	497
Ending balance	$(502)

As of October 31, 2024, net unrealized loss included in the balance of AOCI related to foreign currency forward contracts designated as hedging instruments was $0.5 million, all of which the Company expects to reclassify from AOCI into earnings over the next 12 months. The effect of foreign currency forward contracts was $0.5 million to the condensed consolidated financials for the nine months ended October 31, 2024.

6. Commitments and Contingencies
Letter of credit
The Company has a total of $1.8 million in letters of credit outstanding as security deposits for the Company’s leased office spaces as of October 31, 2024.

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
IBM Merger Contingencies
In connection with the proposed Merger with IBM, the Company expects to incur an additional liability of approximately $92 million, which primarily represents transaction fees that are contingent upon the consummation of the Merger.
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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of October 31, 2024.

7. Common Stock and Stockholders' Equity

Restricted Stock Units

The Company’s summary of restricted stock units ("RSUs") activity under the 2021 Plan is as follows (in thousands):

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at January 31, 2024	12,067	$35.48
RSUs granted	6,049	$29.99
RSUs released	(3,677)	$36.85
RSUs cancelled	(2,657)	$33.95
Outstanding and unvested at October 31, 2024	11,782	$32.52

Employee Stock Purchase Plan ("ESPP")

Pursuant to the terms of the Merger Agreement with IBM, the Company stopped providing any new offering periods under the ESPP subsequent to June 15, 2024 and has cancelled all future purchase periods of any existing offering periods. As a result of the cancellation of the future purchase periods, the Company accelerated $13.8 million of expense in addition to the $3.5 million of expense related to the ESPP recorded during the nine months ended October 31, 2024. During the nine months ended October 31, 2024, employees purchased 342,179 shares of common stock under the ESPP at a purchase price of $19.47 per share, resulting in total cash proceeds of $6.7 million.

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

As of October 31, 2024, total unrecognized stock-based compensation cost related to PSUs was $4.6 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.2 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of support	$2,279	$2,411	$7,889	$7,511
Cost of cloud-hosted services	461	601	1,765	1,767
Cost of professional services and other	728	734	2,472	1,947
Sales and marketing	12,526	13,923	41,840	41,365
Research and development	11,187	12,674	38,294	37,347
General and administrative	7,274	13,423	29,312	40,111
Stock-based compensation expense, net of amounts capitalized	$34,455	$43,766	$121,572	$130,048
Capitalized stock-based compensation	763	1,230	2,525	3,685
Total stock-based compensation expense	$35,218	$44,996	$124,097	$133,733

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,006)	$(39,473)	$(90,596)	$(159,046)
Denominator:
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	203,526	194,600	201,836	192,693
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.06)	$(0.20)	$(0.45)	$(0.83)

The following outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Outstanding stock options and restricted stock units	17,433	21,502	17,433	21,502
Share purchase rights under the ESPP	—	1,205	—	1,077
Total	17,433	22,707	17,433	22,579

9. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between the effective tax rate and the federal statutory rate is related to nonrecognition of tax benefits due to valuation allowance established for U.S. federal and state deferred tax assets. The Company recorded income tax expenses of $1.9 million and $0.5 million for the nine months ended October 31, 2024 and 2023, respectively.

The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the nine months ended October 31, 2024 was primarily due to foreign and US state income tax expense. The Company is subject to income tax in the United States, certain states, and various foreign countries. Due to the history of net operating losses, the Company is subject to United States federal, state, and local examinations by tax authorities for all years since incorporation.

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

On April 24, 2024, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Business Machines Corporation ("IBM") and McCloud Merger Sub, Inc., a wholly owned subsidiary of IBM (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into HashiCorp (the “Merger”), with HashiCorp continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of IBM. The Merger is expected to be completed in the first calendar quarter of 2025, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement.

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

The Merger Agreement includes customary termination rights for the Company and IBM, including if the Effective Time has not occurred on or before October 24, 2025. Upon termination of the Merger Agreement in certain limited circumstances relating to an alternative transaction for us, we will be required to pay IBM a termination fee of $264.2 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2024 and incorporated herein by reference.

Additionally, we have incurred transaction-related costs of approximately $22.1 million as of October 31, 2024.
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

We operate an adopt, land, expand, and extend motion. Our source available engagement and self-serve cloud motion help us identify and accelerate initial product adoption and use cases in an account. Our enterprise sales teams land these customers with subscription contracts for our software. Our expansion motion focuses on up-selling additional modules and increasing the footprint of usage of a given product, including across multiple buying centers within our customers’ organizations. The multiple capabilities of our deep product portfolio allow us to extend by cross-selling additional integrated products to our customers. For example, a company may initially adopt a free community version use case of Terraform. After initial use of the source available product, we frequently land their first paid use of Terraform to add enterprise functionality and support mission-critical cloud workloads. As customers grow their cloud presence to support additional cloud-based workloads, they frequently expand the amount of Terraform they consume. In addition to this increased Terraform usage, customers also frequently extend into additional products such as Vault or Consul. This combination of adopt, land, expand, and extend affords us considerable growth opportunities within our customer base, and we focus our go-to-market strategy on developing and cultivating long-term customer relationships. The increased use of our platform by our customers is evidenced by our high net dollar retention rate. As of October 31, 2024 and 2023, our last four-quarter average net dollar retention rate was 109% and 119%, respectively.
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

We intend to drive paid customer growth by continuing to invest significantly in sales and marketing and to increase brand awareness. HCP has also improved our self-service model, and we expect HCP to continue to support our sales model and drive paid adoption. As of October 31, 2024, we served over 4,800 customers spanning organizations of a broad range of sizes and industries, compared to over 4,300 as of October 31, 2023. We also intend to continue to grow our base of large enterprises around the world.

Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, development of new products and features, offerings of our competitors, engagement with the developer community, and effectiveness of our marketing and community-building efforts. As of October 31, 2024, 499 of the Forbes Global 2000 were our customers. We believe this demonstrates our products have been adopted by many of the largest enterprises, and that there is a substantial opportunity to further cultivate these large customers.
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

Historically, we have experienced significant expansion after initial deployment of our products by our customers, with customers expanding usage as well as extending to additional products. We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. In the fourth quarter of fiscal 2024 we changed the definition of ARR for consumption-based customers from the annualized value of their last month's spend to the annualized value of their last three months spend to better reflect longer term usage patterns. A further indication of the propensity of customer relationships to expand over time is our dollar-based net retention rate, which compares ARR from the same set of customers in one period relative to the prior year period. We define dollar-based net retention rate as the ARR at the end of a period for a base set of customers from which we generated ARR in the year prior to the date of calculation, divided by the ARR one year prior to the date of the calculation for that same set of customers. As of October 31, 2024 and 2023, our last four-quarter average net dollar retention rate was 109% and 119% respectively.
Increasing Adoption of HashiCorp Cloud Platform

We believe HCP represents a significant growth opportunity for our business. Since launching HCP in fiscal 2021, usage and sales of HCP have grown rapidly and have allowed us to better address the needs of potential customers looking for a fully managed offering. We believe that as organizations increasingly look for a fully managed cloud infrastructure platform, they will continue to adopt HCP. We expect HCP to continue to grow and represent an increasing percentage of our total revenue over time. For the three months ended October 31, 2024 and 2023, HCP subscription revenue was $29.0 million and $19.9 million, respectively. For the nine months ended October 31, 2024 and 2023, HCP subscription revenue was $80.1 million and $54.8 million, respectively.

Accelerating Technology Leadership and Product Expansion

Our success depends on our ability to sustain innovation and technology leadership and maintain our competitive advantage. We have built highly differentiated products that we believe can adapt and evolve with the support of our engineering expertise, our approach to innovation, our developer community, and our ecosystem of partners. HashiCorp is a critical part of the daily operations of practitioners and our free products make HashiCorp frictionless to adopt. We have proven initial success of our modular approach with multiple innovations and product launches, including the launch of HCP in fiscal 2021, launch of Boundary and Waypoint in September 2020, launch of HCP Boundary in June 2022, launch of HCP Consul in October, 2022, and launch of HCP Vault in June 2023. We see continued adoption from our customers in our new products and innovations and, as of October 31, 2024, 45% of our customers with $100,000 or greater ARR were licensing more than one product.

We intend to continue to invest in building additional products, features, and functionality to expand our products to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our products outside of the United States as enterprises globally look to take advantage of cloud computing and look to adopt a cloud operating model across multiple clouds. For the three months ended October 31, 2024 and 2023, 32% and 30% of our revenue, respectively, was generated by customers outside of the United States. For the nine months ended October 31, 2024 and 2023, 32% and 30% of our revenue, respectively, was generated by customers outside of the United States. In addition, we have made and plan to continue to make investments in geographic expansion in Europe, the Middle East, Africa, and the Asia-Pacific region.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	October 31, 2024		January 31, 2024
	(dollars in millions)
Total customers	4,856		4,423
Total customers with $100,000 or greater ARR	946		897
Subscription revenue from HCP	$80.1	(1)	$76.1	(1)
GAAP Remaining Performance Obligations (RPOs)	$775.4		$775.8
Non-GAAP RPOs(2)	$795.6		$801.4

(1)Represents subscription revenue for the nine months ended October 31, 2024 and for the twelve months ended January 31, 2024
(2)Non-GAAP RPOs is a non-GAAP financial measure. For more information regarding our use of this measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP, see the subsection titled “Non-GAAP Remaining Performance Obligations” elsewhere in this section.
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

Total Customers with $100,000 or Greater ARR

We define ARR as the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period, and in the case of our consumption-based customers, the annualized value of their last three months spend. For our monthly customers, we calculate ARR according to the annualized value of their last months spend. Relationships with large enterprise customers lead to scale and operating leverage in our business model, as large enterprise customers present a greater opportunity for us to sell additional usage and modules because they have larger budgets, a wider range of potential use cases, and greater potential for expanding to other products in our offering. As such, we count the number of customers contributing $100,000 or greater ARR as a measure of our ability to scale with our customers and attract large enterprise customers to our product offerings. For each applicable financial reporting period, we calculate revenue from customers with $100,000 or greater ARR by aggregating the quarterly revenue attributable to such customers within such period. For the three and nine months ended 2024 and 2023, customers with $100,000 or greater ARR represented 89% of revenue for the three months ended October 31, 2024 and 2023, respectively.
Quarterly Revenue from HCP

We believe that HCP represents an important growth opportunity for our business. As organizations continue their transition to the cloud, many will begin seeking fully managed platforms and will begin to adopt HCP. We will continue to track the revenue generated by HCP as a way of measuring the adoption of our platform.

Non-GAAP Remaining Performance Obligations

Remaining performance obligations ("RPOs"), represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPOs exclude customer deposits, which are refundable amounts that are expected to be recognized as revenue in future periods. As of October 31, 2024 and January 31, 2024, our RPOs were $775.4 million, and $775.8 million, respectively. As of October 31, 2024, we expect to recognize approximately 62% of RPOs as revenue over the next 12 months, and the remainder thereafter. The portion of RPOs that is expected to be recognized as revenue over the next 12 months represents an estimated minimum level of revenue for the applicable period and is not necessarily indicative of future product revenue growth because it does not account for revenue from customer renewals or new customer contracts. Moreover, RPOs are influenced by a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amounts of customer contracts. Due to these factors, it is important to review RPOs in conjunction with revenue and other financial metrics disclosed elsewhere herein. For a further discussion of RPOs, see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate non-GAAP RPOs as RPOs plus customer deposits, which are refundable pre-paid amounts, based on the timing of when these customer deposits are expected to be recognized as revenue in future periods. As of October 31, 2024 and January 31, 2024, non-GAAP RPOs were $795.6 million and $801.4 million, respectively. As of October 31, 2024, we expect to recognize 63% of our non-GAAP RPOs as revenue over the next 12 months, and the remainder thereafter.

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

The following table presents a reconciliation of our GAAP RPOs to our Non-GAAP RPOs for the periods presented (in thousands):

	As of
	October 31, 2024	January 31, 2024
GAAP RPOs
GAAP short-term RPOs	$481,442	$460,170
GAAP long-term RPOs	293,941	315,580
Total GAAP RPOs	$775,383	$775,750
Add:
Customer deposits
Customer deposits expected to be recognized within the next 12 months	$17,920	$22,882
Customer deposits expected to be recognized after the next 12 months	2,297	2,745
Total customer deposits	$20,217	$25,627
Non-GAAP RPOs
Non-GAAP short-term RPOs	$499,362	$483,052
Non-GAAP long-term RPOs	296,238	318,325
Total Non-GAAP RPOs	$795,600	$801,377

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

The following table presents our cash flow for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP (in thousands):

	Nine Months Ended October 31,
	2024	2023
GAAP net cash provided by (used in) operating activities	$57,743	$(21,137)
Add: purchases of property and equipment	(434)	(491)
Add: capitalized internal-use software	(7,394)	(8,536)
Free cash flow inflow (outflow)	$49,915	$(30,164)
GAAP net cash provided by operating activities as a percentage of revenue	12%	(5)%
Free cash flow as a % of revenue	10%	(7)%
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

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
Revenue:
License	$21,202	12%	$15,973	11%	$54,039	11%	$47,855	11%
Support	117,656	68	106,098	72	347,455	70	312,008	74
Cloud-hosted services	28,962	17	19,863	14	80,086	16	54,779	13
Total subscription revenue	167,820	97	141,934	97	481,580	97	414,642	98
Professional services and other	5,569	3	4,191	3	17,527	3	12,712	2
Total revenue	173,389	100	146,125	100	499,107	100	427,354	100
Cost of revenue:
Cost of license	525	—	293	—	1,532	—	1,376	—
Cost of support	14,748	9	13,356	10	44,764	9	44,503	11
Cost of cloud-hosted services	9,183	5	7,692	5	27,011	5	22,339	5
Total cost of subscription revenue	24,456	14	21,341	15	73,307	14	68,218	16
Cost of professional services and other	5,332	3	4,264	3	17,002	3	13,509	3
Total cost of revenue	29,788	17	25,605	18	90,309	17	81,727	19
Gross profit	143,601	83	120,520	82	408,798	83	345,627	81
Operating expenses:
Sales and marketing	86,422	50	87,320	60	267,187	54	279,019	65
Research and development	53,365	31	54,349	37	167,181	33	168,504	39
General and administrative	33,696	19	34,424	24	115,321	23	104,083	24
Total operating expenses	173,483	100	176,093	121	549,689	110	551,606	130
Loss from operations	(29,882)	(17)	(55,573)	(38)	(140,891)	(28)	(205,979)	(49)
Interest income	17,387	9	16,765	12	52,339	10	48,045	12
Other income (expense), net	100	—	(407)	—	(121)	—	(632)	—
Loss before income taxes	(12,395)	(8)	(39,215)	(27)	(88,673)	(18)	(158,566)	(37)
Provision for income taxes	611	—	258	—	1,923	—	480	—
Net loss	$(13,006)	(8)%	$(39,473)	(27)%	$(90,596)	(18)%	$(159,046)	(37)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue:
Cost of support	$2,279	$2,411	$7,889	$7,511
Cost of cloud-hosted services	461	601	1,765	1,767
Total cost of subscription revenue	2,740	3,012	9,654	9,278
Cost of professional services and other	728	734	2,472	1,947
Total cost of revenue	3,468	3,746	12,126	11,225
Sales and marketing	12,526	13,923	41,840	41,365
Research and development	11,187	12,674	38,294	37,347
General and administrative	7,274	13,423	29,312	40,111
Total stock-based compensation expense, net of amounts capitalized	$34,455	$43,766	$121,572	$130,048

Comparison of Three Months Ended October 31, 2024 and 2023
Revenue

The following table presents revenue by type (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Revenue:
License	$21,202	$15,973	$5,229	33%
Support	117,656	106,098	11,558	11%
Cloud-hosted services	28,962	19,863	9,099	46%
Total subscription revenue	167,820	141,934	25,886	18%
Professional services and other	5,569	4,191	1,378	33%
Total revenue	$173,389	$146,125	$27,264	19%

Subscription revenue increased by $25.9 million, or 18%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $11.6 million for the three months ended October 31, 2024, as we increased our customer base by 12% from October 31, 2023, to October 31, 2024. The remaining $14.3 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 109% for the trailing four quarters ended October 31, 2024.
Professional services revenue increased by $1.4 million, or 33%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase is attributable to delivery of professional services.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Cost of revenue:
Cost of license	$525	$293	$232	79%
Cost of support	14,748	13,356	1,392	10%
Cost of cloud-hosted services	9,183	7,692	1,491	19%
Total cost of subscription revenue	24,456	21,341	3,115	15%
Cost of professional services and other	5,332	4,264	1,068	25%
Total cost of revenue	$29,788	$25,605	$4,183	16%

	Three Months Ended October 31,
	2024	2023
Gross margin
License	98%	98%
Support	87%	87%
Cloud-hosted services	68%	61%
Total subscription margin	85%	85%
Professional services and other	4%	(2)%
Total gross margin	83%	82%

Cost of subscription revenue increased by $3.1 million, or 15%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase in cost of subscription revenue was driven by a increase in employee-related expenses of $1.3 million in our support organization, an increase of $0.7 million in amortization of internal-use software, and a $0.7 million increase in software costs in our cloud organization.
Cost of professional services increased by $1.1 million, or 25%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase in cost of professional services was mainly driven by a $1.0 million increase in employee-related expenses and a $0.1 million increase in professional services.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Sales and marketing	$86,422	$87,320	$(898)	(1)%

Sales and marketing expenses decreased by $0.9 million, or 1%, for the three months ended October 31, 2024 compared to the same period of the prior year. The decrease was driven by a net $0.9 million decrease in employee-related costs, which includes a $1.4 million decrease in stock-based compensation expense, primarily due to higher forfeitures, lower overall headcount and the termination of the ESPP, offset by a $0.5 million increase in payroll and benefits due to higher commissions and recognition of deferred contract costs. In addition, there was a decrease of $0.4 million in internal and external conferences and events and a $0.5 million decrease in professional services, offset by a $0.5 million increase in marketing expense and a $0.4 million increase in travel expense.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Research and development	$53,365	$54,349	$(984)	(2)%

Research and development expenses decreased by $1.0 million, or 2%, for the three months ended October 31, 2024 compared to the same period of the prior year. This decrease was primarily driven by a $1.3 million decrease in payroll and benefits due to a 2% decrease in headcount from the prior year, which includes a $1.5 million decrease in net stock-based compensation expense from higher forfeitures, lower overall headcount, and termination of ESPP, slightly offset by a $0.1 million increase in payroll and benefits. This overall decrease was offset by $0.2 million increase in software costs and a $0.2 million increase in facility expense.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
General and administrative	$33,696	$34,424	$(728)	(2)%

General and administrative expenses decreased by $0.7 million, or 2%, for the three months ended October 31, 2024 compared to the same period of the prior year. The decrease was primarily driven by a $5.6 million decrease in employee-related costs, which includes a $6.1 million decrease in stock-based compensation primarily due to differences in vesting terms and higher forfeitures. The overall decrease included a $0.5 million decrease in facility expense, offset by a $5.2 million increase in professional services, which includes transaction costs incurred related to the pending acquisition by IBM, and a $0.2 million increase in software costs.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Interest income	$17,387	$16,765	$622	4%

Interest income increased by $0.6 million, or 4%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase was attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from higher interest rates.

Other Income (Expense), Net
The following table presents other income (expense), net (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Other income (expense), net	$100	$(407)	$507	(125)%

Other income (expense), net, changed by $0.5 million, or 125%, for the three months ended October 31, 2024 compared to the same period of the prior year. The changes were primarily due to changes in foreign currency gains and losses on our cash balances in foreign jurisdictions due to changes in the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Three Months Ended October 31,		Change
	2024	2023	$	%
Provision for income taxes	$611	$258	$353	137%

Provision for income taxes increased by $0.4 million, or 137%, for the three months ended October 31, 2024 compared to the same period of the prior year, primarily due to income in foreign and US federal and state tax jurisdictions. We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Comparison of Nine Months Ended October 31, 2024 and 2023

Revenue

The following table presents revenue by type (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Revenue:
License	$54,039	$47,855	$6,184	13%
Support	347,455	312,008	35,447	11%
Cloud-hosted services	80,086	54,779	25,307	46%
Total subscription revenue	481,580	414,642	66,938	16%
Professional services and other	17,527	12,712	4,815	38%
Total revenue	$499,107	$427,354	$71,753	17%

Subscription revenue increased by $66.9 million, or 16%, for the nine months ended October 31, 2024 compared to the same period of the prior year. This increase is attributable to the addition of new customers, which contributed $35.7 million for the nine months ended October 31, 2024, as we increased our customer base by 12% from October 31, 2023, to October 31, 2024. The remaining $31.2 million of this increase in revenue is attributable to expanded product adoption among existing customers, as reflected by our average net dollar retention rate of 109% for the trailing four quarters ended October 31, 2024.

Professional services revenue increased by $4.8 million, or 38%, for the nine months ended October 31, 2024 compared to the same period of the prior year. This was primarily attributable to delivery of professional services and the completion of certain professional services projects.
Cost of Revenue and Gross Margin

The following tables presents cost of revenue and gross margin (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Cost of revenue:
Cost of license	$1,532	$1,376	$156	11%
Cost of support	44,764	44,503	261	1%
Cost of cloud-hosted services	27,011	22,339	4,672	21%
Total cost of subscription revenue	73,307	68,218	5,089	7%
Cost of professional services and other	17,002	13,509	3,493	26%
Total cost of revenue	$90,309	$81,727	$8,582	11%

	Nine Months Ended October 31,
	2024	2023
Gross margin
License	97%	97%
Support	87%	86%
Cloud-hosted services	66%	59%
Total subscription margin	85%	84%
Professional services and other	3%	(6)%
Total gross margin	82%	81%

Cost of subscription revenue increased by $5.1 million, or 7%, for the nine months ended October 31, 2024 compared to the same period of the prior year. The increase in cost of subscription revenue was driven a $2.3 million increase in amortization of internal-use software, a $0.8 million increase in amortization of acquired developed technology, an increase in employee-related expenses of $1.2 million, and a $0.7 million increase in spending on software and external services.

Cost of professional services increased by $3.5 million, or 26%, for the nine months ended October 31, 2024 compared to the same period of the prior year. The increase in cost of professional services was driven by a $3.2 million in employee-related expenses due to higher headcount and a $0.3 million increase in professional services.

Operating Expenses

Sales and Marketing

The following table presents sales and marketing expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Sales and marketing	$267,187	$279,019	(11,832)	(4)%

Sales and marketing expenses decreased by $11.8 million, or 4%, for the nine months ended October 31, 2024 compared to the same period of the prior year. The decrease was primarily driven by a $11.9 million net decrease in employee-related costs, which includes a $12.6 million decrease in payroll and benefits due to a 3% decrease in headcount from the prior year, offset by a $0.5 million increase in stock-based compensation from the acceleration of ESPP expense due to the cancellation of the future purchase periods under the program. In addition, there was a $2.0 million decrease in professional services and a $0.2 million decrease in software costs, with the overall decrease offset by a $0.3 million increase in travel expense, a $0.9 million increase in marketing expense, a $0.6 million increase in internal and external conferences and events, and a $0.5 million increase in facility expense.

Research and Development

The following table presents research and development expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Research and development	$167,181	$168,504	(1,323)	(1)%

Research and development expenses decreased by $1.3 million, or 1%, for the nine months ended October 31, 2024 compared to the same period of the prior year. This decrease was primarily driven by a net $1.3 million decrease in employee-related costs, which included a decrease in salary and benefits of $2.4 million due to lower headcount, partially offset by a $0.9 million increase in stock-based compensation from the acceleration of ESPP expense due to the cancellation of the future purchase periods under the program. The overall decrease also included a $0.8 million decrease in internal and external conferences and events, offset by a $1.1 million increase in software costs.
General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
General and administrative	$115,321	$104,083	11,238	11%

General and administrative expenses increased by $11.2 million, or 11%, for the nine months ended October 31, 2024 compared to the same period of the prior year. The increase was primarily driven by a $21.9 million increase in professional services, which includes transaction costs incurred related to the pending acquisition by IBM. This was offset by a $10.5 million decrease in employee-related costs, which includes a $10.8 million decrease in stock-based compensation due to a decrease of stock-based compensation from higher forfeitures and differences in vesting terms, a $0.1 million decrease in internal and external conferences and events, and a $0.1 million decrease in company events.

Interest Income

The following table presents interest income (in thousands, except percentages):

	Nine Months Ended October 31, 2024		Change
	2024	2023	$	%
Interest income	$52,339	$48,045	4,294	9%

Interest income increased by $4.3 million, or 9% for the nine months ended October 31, 2024 compared to the same period of the prior year. The increase was primarily attributable to the interest income earned from cash equivalents and available-for-sale investments, and increases in the yields resulting from the Federal Reserve's interest rate increases.

Other Income (Expense), Net

The following table presents other income (expense), net (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Other income (expense), net	$(121)	$(632)	511	(81)%

Other income (expense), net increased by $0.5 million, or 81% for the nine months ended October 31, 2024 compared to the same period of the prior year. The changes were primarily due to foreign currency gains on our cash balances in foreign jurisdictions due to movements of the US dollar against other currencies.

Provision for Income Taxes

The following table presents provision for income taxes (in thousands, except percentages):

	Nine Months Ended October 31,		Change
	2024	2023	$	%
Provision for income taxes	$1,923	$480	1,443	301%

Provision for income taxes increased by $1.4 million, or 301%, for the nine months ended October 31, 2024 compared to the same period of the prior year, primarily due to income in foreign and US federal and state tax jurisdictions. In addition, a $0.5 million tax benefit resulted from the acquisition of BluBracket, Inc for the nine months ended October 31, 2023. We continue to maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of the tax expense recorded are current cash tax expenses in various jurisdictions. Current cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate may fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Liquidity and Capital Resources

As of October 31, 2024, we had cash, cash equivalents, and short-term investments of $1,346.4 million. Our cash and cash equivalents primarily consist of cash on hand, highly liquid investments in money market funds, and available-for-sale investments with an original maturity date of three months or less. Our short-term investments consist of U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and certificates of deposit. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,061.7 million as of October 31, 2024. While we expect to continue to incur operating losses in the foreseeable future, we have generated positive cash flows from operations in recent quarters. We may continue to have positive cash flows in the future, or we may require additional capital resources to execute strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$57,743	$(21,137)
Net cash provided by (used in) investing activities	$95,580	$(548,073)
Net cash provided by financing activities	$6,888	$12,902

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

Net cash provided by operating activities during the nine months ended October 31, 2024 was $57.7 million, which resulted from a net loss of $90.6 million, adjusted for non-cash charges of $124.2 million and net cash inflow of $24.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $121.6 million for stock-based compensation expense, $9.9 million for depreciation and amortization expense, and $2.8 million for non-cash operating lease costs, offset by $10.2 million for accretion of discounts on investments. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $53.2 million decrease in accounts receivable due to lower billings and timing of collections from our customers, a $8.1 million decrease in deferred contract acquisition costs, a $4.0 million decrease in prepaid expenses and other assets due to decrease of software subscription, a $12.0 million increase in accounts payable due to timing of payments to our vendors. The cash inflow is offset by a $1.2 million decrease in accrued expenses and other liabilities due to timing of payment of accrued liabilities, a $34.5 million decrease in deferred revenue due to higher recognition of revenue and lower billings, a $11.9 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, and a $5.4 million decrease in customer deposits.

Net cash used in operating activities during the nine months ended October 31, 2023 was $21.1 million, which resulted from a net loss of $159.0 million, adjusted for non-cash charges of $129.9 million and net cash inflow of $8.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $130.0 million for stock-based compensation expense, $6.6 million for depreciation and amortization expense, and $2.2 million for non-cash operating lease costs, offset by $8.5 million for accretion of discount and amortization of premiums on investments and

$0.5 million for deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $54.1 million decrease in accounts receivable due to lower billings and timing of collections from our customers. The cash inflow was offset by a $1.1 million increase in deferred contract acquisition costs, and a $6.6 million decrease in accounts payable due to timing of payments to our vendors, a $12.0 million decrease in deferred revenue due to higher recognition of revenue due to higher recognition of revenue and lower billings, a $11.8 million increase in prepaid expenses and other assets due to more spending in software subscriptions and insurance and the interest receivable from investments, a $6.7 million decrease in accrued compensation and benefits primarily due to payment of accrued payroll taxes and lower accrued sales commissions, a $4.5 million decrease in customer deposits, and a $3.4 million decrease in accrued expenses and other liabilities due to payment of accrued liabilities and franchise tax.
Investing Activities

Net cash provided by investing activities during the nine months ended October 31, 2024 of $95.6 million was due to a $612.5 million cash outflow in purchases of short-term investments and a $7.4 million outflow in capitalized internal-use software for our cloud platform, offset by a $635.8 million and $80.2 million cash inflows from maturities and sales of investments, respectively.

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

Financing Activities

Net cash provided by financing activities of $6.9 million during the nine months ended October 31, 2024 was due to $3.8 million proceeds from the exercise of stock options, $6.7 million proceeds from stocks purchased by employees under the employee stock purchase plan, offset by $0.1 million outflow for payment of tax related to net share settlement, and $3.5 million outflow for payment of the BluBracket acquisition holdback.

Net cash provided by financing activities of $12.9 million during the nine months ended October 31, 2023 was due to $10.2 million proceeds from stocks purchased by employees under the employee stock purchase plan, and $2.9 million proceeds from the exercise of stock options, offset by $0.2 million outflow for payment of tax related to net share settlement.
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
In connection with the proposed Merger with IBM, the Company expects to incur an additional liability of approximately $92 million, which primarily represents transaction fees that are contingent upon the consummation of the Merger.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. There have been no material changes in our market risk exposures for the nine months ended October 31, 2024 as compared to those discussed in our fiscal 2024 Form 10-K.

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of October 31, 2024, we do not believe a hypothetical 10% relative increase or decrease in interest rates would have resulted a material impact to our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
Additionally, the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including failure to obtain any of the approvals, clearances or other conditions described in (i)-(v) above.
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
•the attention of our management or employees may continue to be diverted in connection with the termination of the Merger or the Merger Agreement; and
•we will be required to pay IBM a termination fee under certain limited circumstances relating to an alternative transaction for us that give rise to the termination of the Merger Agreement.
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
Any litigation may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise harm our business.

Litigation in connection with the acquisition of public companies such as the Merger is common, and prior to the stockholder approval of the Merger, two complaints were filed in New York courts making various claims regarding the disclosure related to the proxy statement used to seek stockholder approval of the Merger and the Merger itself, as previously disclosed in the amendment, dated July 9, 2024, to our definitive proxy statement, dated June 13, 2024. Regardless of the outcome of any potential litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management team from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects and financial condition. Additionally, if the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers and other business partners, or otherwise harm our business and financial condition.
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

We have experienced periods of rapid growth and increased demand for our offerings. Our total revenues for the three months ended October 31, 2024 and 2023 were $173.4 million and $146.1 million, respectively, representing an annual growth rate of 19% from third quarter of fiscal 2024 to fiscal 2025. In addition, we have experienced fluctuation in our growth rates over time. You should not rely on the revenue growth of any prior quarterly or annual period or combined periods as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. We expect to continue growing our headcount in the future. The growth and expansion of our business and products place a continuous significant strain on our management, operational, and financial resources. In addition, as customers use more of our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage any future growth effectively.

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

We incurred a net loss of $13.0 million, and $39.5 million for the three months ended October 31, 2024 and 2023, respectively. We had an accumulated deficit of $1,061.7 million as of October 31, 2024 and $971.1 million as of January 31, 2024. We anticipate that our operating expenses will increase in the foreseeable future as we continue to enhance our products, grow our relationships with existing customers, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving consistent profitability or positive cash flow at all, or in the time frame we expect, which could cause our business, financial condition, and results of operations to suffer.
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

We expect our revenue mix to vary over time due to several factors, including the mix of our subscriptions for different products and our professional services and other revenue. For example, while Terraform and Vault are our most established products with commercial offerings at scale and make up the majority of our revenues, generating collectively over 89% of our revenues for the three months ended October 31, 2024 and 2023, respectively, we believe that our emerging products represent a significant growth opportunity. We also believe that HCP, our fully managed cloud platform, represents a significant growth opportunity for our business, particularly as an increasing number of our customers look for a fully managed offering. Shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. Further, our gross margins and operating results could be harmed by changes in revenue composition and costs as we shift further managed offerings, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of investors for a particular period.
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

Our customers and employees are located worldwide, and our strategy is to continue to expand internationally. Our future results of operations depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We generated 32% and 30% of our revenue outside of the United States for the three months ended October 31, 2024, and 2023, respectively. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets. Additional risks associated with our international operations include:
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

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already amended and expanded the CCPA with a new law, the California Privacy Rights Act of 2020, or CPRA, which came into effect as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have enacted comprehensive privacy legislation that went into effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that went into effect in 2024; Delaware Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that will go into effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will go into effect in 2026. Some states also have proposed, and in certain cases adopted, sector-specific privacy legislation, such as Washington’s My Health, My Data Act. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. A patchwork of differing state privacy and data security requirements will increase the cost and complexity of operating our business and increase our exposure to liability. Similarly, regulatory bodies such as the US Securities and Exchange Commission have issued disclosure rules and signaled a more aggressive posture regarding data security failures.

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

European privacy, data security, and data protection laws, including the GDPR, regulate and generally restrict the transfer of the personal data subject from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. The EU-U.S. Privacy Shield program administered by the U.S. Department of Commerce was invalidated by the Court of Justice of the European Union, or CJEU, on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs that are required to be implemented. The United Kingdom has adopted new standard contractual clauses, or the UK SCCs, that became effective as of March 21, 2022, and which are required to be implemented. The United States and European Union have replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework, or EU-U.S. DPF. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities, including us. We also have self-certified under a UK Extension to the EU-U.S. DPF and the Swiss-U.S. Data Privacy Framework, or the Swiss-U.S. DPF. The EU-U.S. DPF already has faced legal challenges, and the CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer, including the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. DPF may be subject to challenges, future reviews, suspension, amendment, repeal, or limitations, and may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.
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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act, or DORA, will become effective in January 2025, and will aim to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers. The European Commission also has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. If adopted, this regulation could have broad potential impacts on the use of internet-based services and tracking technologies, such as cookies.

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

As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards of $690.4 million and $602.2 million, respectively. The U.S. federal net operating loss does not expire since all balances relate to losses incurred in tax years beginning after December 31, 2017, whereas state net operating losses will start expiring in 2026, respectively. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

Further, the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the Tax Act, changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act allows such net operating losses to be carried forward indefinitely but limits a taxpayer’s ability to use those carryforwards in tax years beginning after December 31, 2020, to 80% of taxable income for the tax year. Net operating loss carryforwards generated in tax years beginning before January 1, 2018, will not be subject to the Tax Act’s 80% taxable income limitation, but will continue to have a twenty-year carryforward period. As such, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2024, Armon Dadgar, our co-founder, holds and/or controls approximately 26% of the voting power of our outstanding common stock, and our other executive officers and directors and their affiliates together hold and/or control approximately 62% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, including the proposed Merger with IBM, for the foreseeable future. Our other co-founder Mitchell Hashimoto ceased to be an employee of HashiCorp in fiscal 2024 and has no significant influence on the voting power of our outstanding common stock.

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

Further, as of October 31, 2024, up to 4,192,208 shares of our Class B common stock and up to 13,230,774 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding restricted stock units, or RSUs, and 36,663,374 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and all shares of Class A common stock issuable upon vesting and settlement of RSUs, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the third quarter of fiscal 2025.

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

Date: December 5, 2024	By:	/s/ David McJannet
David McJannet
Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2024	By:	/s/ Werner Schwock
Werner Schwock
Interim Chief Financial Officer (Principal Financial and Accounting Officer)